Form 10-Q
period 1996-06-30
CONCENTRA CORP
filed 1996-08-14
CIK 933091

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

                               -------------------

                         Commission File Number 0-25498

                              CONCENTRA CORPORATION
             (Exact name of Registrant as specified in its charter)

              Delaware                            04-2827026
    (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)            Identification No.)

                                 21 NORTH AVENUE
                            BURLINGTON, MA 01803-3301
                    (Address of principal executive offices)

                                 (617) 229-4600
              (Registrant's telephone number, including area code)


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---     ---

            As of August 12, 1996, there were issued and outstanding
               5,348,855 shares of the Registrant's Common Stock.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                            Page

ITEM 1. Condensed Consolidated Financial Statements:

        a) Condensed Consolidated Balance Sheets as of June 30,
           1996 and March 31, 1996........................................ 3

        b) Condensed Consolidated Statements of Operations for
           the three months ended June 30, 1996 and 1995.................. 4

        c) Condensed Consolidated Statements of Cash Flows for
           the three months ended June 30, 1996 and 1995.................. 5

        d) Notes to Condensed Consolidated Financial Statements........... 6

ITEM 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations......................................... 7

PART II.OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.................................. 9

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION


CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                         June 30,   March 31,
                                                                         --------   ---------
                                        ASSETS                             1996       1996
                                                                        (unaudited)
Current assets:
    Cash and cash equivalents                                             $ 8,243    $ 9,121
    Accounts receivable, net of allowance for doubtful accounts of $190     8,467      8,284
    Other current assets                                                      953        628
                                                                          -------    -------
                                                                           17,663     18,033
Property and equipment, net                                                 3,241      3,241
Capitalized software costs, net                                             1,548      1,268
Intangible assets, net                                                      2,043      2,232
Other assets                                                                  335        335
                                                                          -------    -------
             Total assets                                                 $24,830    $25,109
                                                                          =======    =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                      $ 1,020    $ 1,173
    Accrued expenses                                                        1,582      2,177
    Income tax payable                                                        195        200
    Deferred revenue                                                        2,422      1,941
    Current portion of capital lease obligations                              361        363
                                                                          -------    -------
       Total current liabilities                                            5,580      5,854
Capital lease obligations                                                     728        798
Deferred revenue                                                              130        150
Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized, no
    shares issued or outstanding                                                -          -
    Common stock - $.00001 par value; 40,000,000 shares authorized,
    5,346,582 and 5,333,651 shares issued and outstanding at June 30,
    1996 and March 31, 1996 respectively                                        -          -
    Additional paid-in capital                                             24,821     24,809
    Accumulated deficit                                                    (6,102)    (6,159)
    Cumulative translation adjustment                                        (327)      (343)
                                                                          -------    -------
       Total stockholders' equity                                          18,392     18,307
                                                                          -------    -------
             Total liabilities and stockholders' equity                   $24,830    $25,109
                                                                          =======    =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                         Three Months Ended
                                                              June 30,
                                                         ------------------
                                                           1996      1995
Revenues:
     Software licenses                                    $2,839    $1,904
     Services                                              2,277     2,472
                                                          ------    ------
         Total revenues                                    5,116     4,376
Operating expenses:
     Cost of software licenses                               429       188
     Cost of services                                        662       510
     Sales and marketing                                   2,846     2,458
     Research and development                                581       695
     General and administrative                              559       514
                                                          ------    ------
         Total operating expenses                          5,077     4,365
Income from operations                                        39        11
     Interest income                                          95       234
     Interest expense                                        (26)       (2)
     Other (expense) income                                  (31)      143
                                                          ------    ------
Income before income taxes                                    77       386
Provision for income taxes                                    20        77
                                                          ------    ------
Net income                                                $   57    $  309
                                                          ======    ======
Net income per common and common equivalent share         $ 0.01    $ 0.05
                                                          ======    ======
Weighted average number of common and common equivalent
     shares outstanding                                    5,600     5,813
                                                          ======    ======


- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                Three Months Ended June 30,
                                                                ---------------------------
                                                                       1996      1995

Cash flows from operating activities:
     Net income                                                       $   57    $   309
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                   481        260
         Foreign exchange loss (gain)                                     31       (143)
         Changes in operating assets and liabilities:
            Accounts receivable                                         (203)     1,191
            Other assets                                                (320)      (392)
            Accounts payable                                            (153)      (442)
            Accrued expenses                                            (615)    (1,727)
            Deferred revenue                                             456       (585)
            Income taxes payable                                          (5)         1
                                                                      ------    -------
                Net cash used in operating activities                   (271)    (1,528)
                                                                      ------    -------
Cash flows from investing activities:
     Capitalized software costs                                         (370)      (125)
     Purchase of property and equipment                                 (182)      (635)
     Purchase of intangible assets                                       (21)      (330)
                                                                      ------    -------
                Net cash used in investing activities                   (573)    (1,090)
                                                                      ------    -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                              12         42
     Principal payments under capital lease obligations                  (72)       (33)
                                                                      ------    -------
                Net cash (used in) provided by financing activities      (60)         9
                                                                      ------    -------
Effects of exchange rates on cash and cash equivalents                    26        (47)
Net decrease in cash and cash equivalents                               (878)    (2,656)
Cash and cash equivalents at beginning of year                         9,121     17,010
                                                                      ------    -------
Cash and cash equivalents at end of period                            $8,243    $14,354
                                                                      ======    =======

Supplemental disclosure of cash flow information:
     Interest paid                                                    $   26    $     2
     Income taxes paid                                                $   25    $    78


- --------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.  BASIS OF PRESENTATION

      The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the consolidated financial position, results of operations and cash flows of Concentra Corporation for the period ended June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and would impact financial position, results of operations and cash flows.

      Certain fiscal year 1996 balances have been reclassified to conform to fiscal year 1997 presentation.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
- --------------------------------------------------------------------------------
OF OPERATIONS
- -------------

OVERVIEW

    Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business and new products, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The Company discusses such risks in detail in its Annual Report on Form 10-K for the year ended March 31, 1996.

RESULTS OF OPERATIONS

    TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 17% to $5.1 million for the three month period ended June 30, 1996 from $4.4 million for the three month period ended June 30, 1995. The increase resulted primarily from an increase in software revenues.

     SOFTWARE LICENSES. Software license fees increased 49% to $2.8 million for the three month period ended June 30, 1996 from $1.9 million for the three month period ended June 30, 1995 and increased as a percentage of revenues to 55% from 44%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers and revenues from the new sales force automation product, Selling Point.

     SERVICES. Service fees decreased 8% to $2.3 million for the three month period June 30, 1996 from $2.5 million for the three month period ended June 30, 1995, and decreased as a percentage of revenues to 45% from 56%. Service revenues are derived from consulting, training and customer support services. The decreases were primarily due to a decrease in the consulting services provided in the three month period ended June 30, 1996.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 128% to $0.4 million for the three month period ended June 30, 1996 from $0.2 million for the three month period ended June 30, 1995, and increased as a percentage of software revenues to 15% from 10%. The increases were primarily due to increased software license revenues, a greater mix of software licenses requiring the payment of third party fees, and additional amortizations of intangible assets.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 30% to $0.7 million for the three month period ended June 30, 1996 from $0.5 million for the three month period ended June 30, 1995, and increased as a percentage of service revenues to 29% from 21%. The increases were due primarily to the contracting of additional personnel at higher rates to support consulting services previously provided by personnel who were transferred to sales and marketing.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, increased 16% to $2.8 million for the three month period ended June 30, 1996 from $2.5 million for the three month period ended June 30, 1995, and remained constant as a percentage of revenues at 56%. The increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development tools, decreased 16% to $0.6 million for the three month period ended June 30, 1996 from $0.7 million for the three month period ended June 30, 1995, and decreased as a percentage of revenues to 11% from 16%. The decreases were primarily due to an increase in capitalization of software development.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 9% to $0.6 million for the three month period ended June 30, 1996 from $0.5 million for the three month period ended June 30, 1995, and decreased as a percentage of revenues to 11% from 12%. The increase was primarily due to an increase in investor relations costs.

    INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, was $95,000 for the three month period ended June 30, 1996 and was $234,000 for the three month period ended June 30, 1995. This decrease was attributable to lower cash balances during the current period.

    INTEREST EXPENSE. Interest expense was $26,000 for the three month period ended June 30, 1996 and was $2,000 for the three month period ended June 30, 1995. The increase was attributable to interest associated with the capital leases initiated during the last nine months of fiscal 1996.

     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses), for the three month period ended June 30, 1996 was an expense of $31,000 compared with other income of $143,000 for the three month period June 30, 1995.

     PROVISION FOR INCOME TAXES. The income tax provision for the three month periods ended June 30, 1996 and 1995 was $20,000 and $77,000, respectively, representing an effective tax rate of approximately 25% and 20%, respectively. The effective tax rates are lower than the statutory rate principally due to the utilization of net operating loss carryforwards and other temporary differences that were not previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1995, the Company raised $17.7 million (net of expenses) from an initial public offering ("IPO") of its common stock. Prior to the IPO, the Company funded its operations primarily through cash generated from operations, loans and three private equity transactions.

     As of June 30, 1996, the Company had cash and cash equivalents of $8.2 million. The Company also has a line of credit with a commercial lender. Under this credit line, as amended, the Company has a $2.5 million unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and expires on June 30, 1997. The Company also has an equipment line of credit of approximately $1.8 million, collateralized by the equipment, bearing interest at the bank's base lending rate and expires on March 31, 1997. As of June 30, 1996, the Company had borrowings under the equipment line of credit of approximately $1.2 million.

    During the three month period ended June 30, 1996, the Company had a net profit of $0.1 million and used cash of $0.9 million. The decrease in cash and cash equivalents was due primarily to $0.3 million used in cash from operations and by $0.6 million used in investing activities. The Company's operating activities included a decrease in accrued expenses of $0.6 million and an increase in deferred revenue of $0.5 million. Investing activities included capitalized software costs of $0.4 million and the purchase of property and equipment for $0.2 million consisting primarily of computer equipment.

    During fiscal 1996 the Company entered into a $5.0 million five year applications consulting services contract with a significant customer of the Company. The five year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. Also, in connection with the Company's agreement to license a software module, the Company paid $1.0 million in four quarterly installments during fiscal 1996.

    The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's working capital and capital expenditure requirements through at least fiscal 1997.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter covered by this report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCENTRA CORPORATION

Date: August 13, 1996

                                 By:  /s/  Gerald M. Schimmoeller
                                      -------------------------------
                                 Gerald M. Schimmoeller
                                 Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)