Form 10-Q
period 1996-09-30
CONCENTRA CORP
filed 1996-11-14
CIK 933091

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

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

                                 Yes  X  No
                                     ---    ----


As of November 12, 1996, there were issued and outstanding 5,370,744 shares of the Registrant's Common Stock.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Consolidated Financial Statements:


         a) Condensed Consolidated Balance Sheets as of September 30, 1996
            and March 31, 1996.............................................  3


         b) Condensed Consolidated Statements of Operations for the three and six months ended September 30, 1996 and 1995...............  4


         c) Condensed Consolidated Statements of Cash Flows for the six
            months ended September 30, 1996 and 1995.......................  5


         d) Notes to Condensed Consolidated Financial Statements...........  6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  7


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  9


ITEM 6.  Exhibits and Reports on Form 8-K.................................. 10

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)
                                                                             September 30,      March 31,
                                                                             -------------      ---------
                                                                                 1996             1996
                                      ASSETS

Current assets:
    Cash and cash equivalents                                                   $ 8,120          $ 9,121
    Accounts receivable, net of allowance for doubtful accounts of $190           9,704            8,284
    Other current assets                                                            823              628
                                                                                -------          -------
                                                                                 18,647           18,033
Property and equipment, net                                                       2,978            3,241
Capitalized software costs, net                                                   1,608            1,268
Intangible assets, net                                                            1,728            2,232
Other assets                                                                        335              335
                                                                                -------          -------
          Total assets                                                          $25,296          $25,109
                                                                                =======          =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   682          $ 1,173
    Accrued expenses                                                              2,243            2,177
    Income tax payable                                                              363              200
    Deferred revenue                                                              1,862            1,941
    Current portion of capital lease obligations                                    367              363
                                                                                -------          -------
       Total current liabilities                                                  5,517            5,854
Capital lease obligations                                                           679              798
Deferred revenue                                                                    102              150
Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized, no
    shares issued or outstanding                                                     --               --
    Common stock - $.00001 par value; 40,000,000 shares authorized,
    5,367,948 and 5,333,651 shares issued and outstanding at September
    30, 1996 and March 31, 1996, respectively                                        --               --
    Additional paid-in capital                                                   24,914           24,809
    Accumulated deficit                                                          (5,583)          (6,159)
    Cumulative translation adjustment                                              (333)            (343)
                                                                                -------          -------
       Total stockholders' equity                                                18,998           18,307
                                                                                -------          -------
             Total liabilities and stockholders' equity                         $25,296          $25,109
                                                                                =======          =======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)
                                         Three Months Ended     Six Months Ended
                                            September 30,         September 30,
                                         ------------------    ------------------
                                          1996       1995       1996        1995
Revenues:
     Software licenses                   $5,488     $3,315     $ 8,327     $5,219
     Services                             1,453      1,928       3,730      4,400
                                         ------     ------     -------     ------
         Total revenues
                                          6,941      5,243      12,057      9,619
Operating expenses:
     Cost of software licenses              542        382         971        570
     Cost of services                       979        509       1,641      1,019
     Sales and marketing                  3,611      2,853       6,457      5,311
     Research and development               873        796       1,454      1,491
     General and administrative             735        680       1,294      1,194
                                         ------     ------     -------     ------
         Total operating expenses         6,740      5,220      11,817      9,585
Income from operations                      201         23         240         34
     Interest income                         80        170         175        404
     Interest expense                       (27)        (7)        (53)        (9)
     Other (expense) income                 438        (74)        407         69
                                         ------     ------     -------     ------
Income before income taxes                  692        112         769        498
Provision for income taxes                  173         22         193         99
                                         ------     ------     -------     ------
Net income                               $  519     $   90     $   576     $  399
                                         ======     ======     =======     ======
Net income per common and common
equivalent share                         $ 0.09     $ 0.02     $  0.10     $ 0.07
                                         ======     ======     =======     ======
Weighted average number of common and
common equivalent shares outstanding      5,623      5,715       5,612      5,764
                                         ======     ======     =======     ======

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
                                                                            Six Months Ended
                                                                             September 30,
                                                                          --------------------
                                                                           1996         1995
Cash flows from operating activities:
     Net income                                                           $   576      $   399
     Adjustments to reconcile net income to net cash used in operating activities:
         Depreciation and amortization                                      1,107          569
         Foreign exchange gain                                                 (6)         (69)
         Changes in operating assets and liabilities:
            Accounts receivable                                            (1,419)         250
            Other assets                                                     (192)        (358)
            Accounts payable                                                 (490)        (533)
            Accrued expenses                                                   76       (1,477)
            Deferred revenue                                                 (131)      (1,232)
            Income taxes payable                                              163          (79)
                                                                          -------      -------
                Net cash used in operating activities                        (316)      (2,530)
                                                                          -------      -------
Cash flows from investing activities:
     Capitalized software costs                                              (520)        (320)
     Purchase of property and equipment                                      (139)      (1,351)
     Purchase of intangible assets                                            (21)        (521)
                                                                          -------      -------
                Net cash used in investing activities                        (680)      (2,192)
                                                                          -------      -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                  105          165
     Principal payments under capital lease obligations                      (115)         (82)
                                                                          -------      -------
                Net cash (used in) provided by financing activities           (10)          83
                                                                          -------      -------
Effects of exchange rates on cash and cash equivalents                          5           32
Net decrease in cash and cash equivalents                                  (1,001)      (4,607)
Cash and cash equivalents at beginning of year                              9,121       17,010
                                                                          -------      -------
Cash and cash equivalents at end of period                                $ 8,120      $12,403
                                                                          =======      =======

Supplemental disclosure of cash flow information:
     Interest paid                                                        $    53      $     9
     Income taxes paid                                                    $    30      $   179


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

   The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present fairly such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain fiscal year 1996 balances have been reclassified to conform to fiscal year 1997 presentation.

B. LINE OF CREDIT

   The Company amended it's line of credit agreement adjusting certain convenant amounts and definitions during the three month period ended June 30, 1996. At September 30, 1996 the Company was in compliance with these covenants.

C. OTHER INCOME (EXPENSE)

   Other income (expense) for the three and six month periods ended September 30, 1996 included income of $431,000 from the sale of securities held by a subsidiary.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

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

RESULTS OF OPERATIONS

   TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 32% to $6.9 million for the three month period ended September 30, 1996 from $5.2 million for the three month period ended September 30, 1995. The Company's total revenues increased 25% to $12.1 million for the six month period ended September 30, 1996 from $9.6 million for the six month period ended September 30, 1995. The increases resulted primarily from an increase in software revenues.

   SOFTWARE LICENSES. Software license fees increased 66% to $5.5 million for the three month period ended September 30, 1996 from $3.3 million for the three month period ended September 30, 1995 and increased as a percentage of revenues to 79% from 63%. Software license fees increased 60% to $8.3 million for the six month period ended September 30, 1996 from $5.2 million for the six month period ended September 30, 1995 and increased as a percentage of revenues to 69% from 54%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers and revenues from the new sales force automation product, Selling Point.

   SERVICES. Service fees decreased 25% to $1.4 million for the three month period ended September 30, 1996 from $1.9 million for the three month period ended September 30, 1995, and decreased as a percentage of revenues to 21% from 37%. Service fees decreased 15% to $3.8 million for the six month period September 30, 1996 from $4.4 million for the six month period ended September 30, 1995, and decreased as a percentage of revenues to 31% from 46%. Service revenues are derived from consulting, training and customer support services. The decreases were primarily due to a decrease in the consulting services provided in the three and six month periods ended September 30, 1996.

   COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 42% to $0.5 million for the three month period ended September 30, 1996 from $0.4 million for the three month period ended September 30, 1995, and decreased as a percentage of software revenues to 10% from 12%. The percentage decrease was due to a lower mix of software licenses requiring the payment of third party fees. Cost of software licenses increased 70% to $1.0 million for the six month period ended September 30, 1996 from $0.6 million for the six month period ended September 30, 1995, and increased as a percentage of software revenues to 12% from 11%. The dollar increases were primarily due to increased software license revenues, a greater mix of software licenses requiring the payment of third party fees, and additional amortizations of intangible assets.

   COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 92% to $1.0 million for the three month period ended September 30, 1996 from $0.5 million for the three month period ended September 30, 1995, and increased as a percentage of service revenues to 67% from 26%. Cost of services increased 61% to $1.6 million for the six month period ended September 30, 1996 from $1.0 million for the six month period ended September 30, 1995, and increased as a percentage of service revenues to 44% from 23%. The increases were due primarily to the outsourcing of additional personnel at higher rates to support consulting services previously provided by Company personnel who were transferred to sales and marketing.

   SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, increased 27% to $3.6 million for the three month period ended September 30, 1996 from $2.9 million for the three month period ended September 30, 1995, and decreased as a percentage of revenues to 52% from 54%. Sales and marketing expenses increased 22% to $6.5 million for the six month period ended September 30, 1996 from $5.3 million for the six month period ended September 30, 1995, and decreased as a percentage of revenues to 54% from 55%. The dollar increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

   RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs, increased 10% to $0.9 million for the three month period ended September 30, 1996 from $0.8 million for the three month period ended September 30, 1995, and decreased as a percentage of revenues to 13% from 15%. The dollar increase was primarily due to the addition of research and development employees associated with the development of the Company's new product, Selling Point. Research and development expenses decreased 2% to $1.4 million for the six month period ended September 30, 1996 from $1.5 million for the six month period ended September 30, 1995, and decreased as a percentage of revenues to 12% from 16%. The dollar decrease was primarily due to an increase in capitalization of software development.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 8% to $0.7 million for the three month period ended September 30, 1996 from $0.6 million for the three month period ended September 30, 1995, and decreased as a percentage of revenues to 11% from 13%. General and administrative expenses increased 8% to $1.3 million for the six month period ended September 30, 1996 from $1.2 million for the six month period ended September 30, 1995, and decreased as a percentage of revenues to 11% from 12%. The dollar increases were primarily due to an increase in investor relations costs.

   INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three and six month period ended September 30, 1996 was $80,000 and $175,000, respectively. Interest income, for the three and six month period ended September 30, 1995 was $170,000 and $404,000, respectively. These decreases were attributable to lower cash balances during the current periods.

   INTEREST EXPENSE. Interest expense for the three and six month period ended September 30, 1996 was $27,000 and $53,000, respectively. Interest expense for the three and six month period ended September 30, 1995 was $7,000 and $9,000, respectively. The increase was attributable to interest associated with the capital leases initiated during the last nine months of fiscal 1996.

   OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) and gains from the sale of securities, for the three month period ended September 30, 1996, was income of $438,000 compared with an expense of $74,000 for the three month period September 30, 1995. Other income, for the six month period ended September 30, 1996 was $407,000 compared with $69,000 for the six month period September 30, 1995. During the three month period ending September 30, 1996 the Company sold securities held by a subsidiary resulting in income of $431,000.

   PROVISION FOR INCOME TAXES. The income tax provision for the three and six month periods ended September 30, 1996 was $173,000 and $193,000, respectively, representing an effective tax rate of approximately 25%. The income tax provision for the three and six month periods ended September 30, 1995 was $22,000 and $99,000, respectively, representing an effective tax rate of approximately 20%. The rate increase during the three and six month periods ended September 30, 1996 is primarily due to the usage of available net operating loss carryforwards. The effective tax rates are lower than the statutory rate principally due to the utilization of foreign tax credits and other temporary differences that were not previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

   In February 1995, the Company raised $17.7 million (net of expenses) from an initial public offering ("IPO") of its common stock. Prior to the IPO, the Company funded its operations primarily through cash generated from operations, loans and three private equity transactions.

   As of September 30, 1996, the Company had cash and cash equivalents of $8.1 million. The Company also has a line of credit with a commercial lender. Under this credit line, as amended, the Company has a $2.5 million unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and expires on June 30, 1997. The Company also has an equipment line of credit of approximately $1.8 million, collateralized by the equipment, bearing interest at the bank's base lending rate and expires on March 31, 1997. As of September 30, 1996, the Company had borrowings under the equipment line of credit of approximately $1.2 million.

   During the six month period ended September 30, 1996, the Company generated net income of $0.6 million and used cash of $1.0 million. The decrease in cash and cash equivalents was due primarily to $0.3 million used in cash from operations and by $0.7 million used in investing activities. The Company's operating activities included a decrease in accounts payable of $0.5 million and an increase in accounts receivable of $1.4 million. The increase in accounts receivable and days sales outstanding was primarily due to extended payment terms given to customers while entering new markets. Investing activities included capitalized software costs of $0.5 million and the purchase of property and equipment for $0.1 million consisting primarily of computer equipment.

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

PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   (a) On August 31, 1996, the Annual Meeting of the Shareholders of the Company was held at the Renaissance Bedford Hotel, 44 Middlesex Turnpike, Bedford, Massachusetts.

   (b) The Board of Directors is divided into three classes serving staggered terms in accordance with the Company's Restated Certificate of Incorporation. The Board of Directors has determined that the number of directors constituting the full board of directors shall be six. A. William Berkman, Jr. and William E. Kelly were reelected as directors at the Annual Meeting to serve a three year term ending in 1999. The term of office of each Lawrence W. Rosenfeld, Vincenzo Cannatelli, Stephen J. Cucchiaro and Alberto de Benedictis continued after the Annual Meeting.

   (c) At the Annual Meeting, the Shareholders also voted (a) to approve an amendment to increase by 250,000 the number of shares of common stock authorized for issuance under the Company's 1993 Stock Plan, and (b) to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1997.

   The following votes were tabulated on the aforementioned proposals:

   1. Election of Directors.
                                                  Number of Shares
                                                  ----------------
                                           For             Withheld Authority
                                           ---             ------------------
      A. William Berkman, Jr.            3,907,122              106,410

      William E. Kelly                   3,906,922              106,610

   2. Approval of an amendment to increase by 250,000 the number of shares of common stock authorized for issuance under the Company's 1993 Stock Plan.
                                                           Number of Shares
                                                           ----------------
              For                                                 3,675,648
              Against                                               219,752
              Abstain                                                45,775
              Broker non-votes                                       72,357

   3. Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1997.
                                                           Number of Shares
                                                           ----------------
              For                                                 3,995,798
              Against                                                12,700
              Abstain                                                 5,034

   (d) Not applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27 - Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Company during the fiscal quarter covered by this report.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCENTRA CORPORATION

Date: November 14, 1996

                              By: /s/ Gerald M. Schimmoeller
                                 ---------------------------
                              Gerald M. Schimmoeller
                              Vice President,
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)