Form 10-Q
period 1996-12-31
CONCENTRA CORP
filed 1997-02-14
CIK 933091

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

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

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

                                Yes  X       No
                                   -----       -----

As of February 12, 1996, there were issued and outstanding 5,478,243 shares of the Registrant's Common Stock.

================================================================================

                              CONCENTRA CORPORATION

                                                     FORM 10-Q

                                      FOR THE QUARTER ENDED DECEMBER 31, 1996

                                                 TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                                                         Page

ITEM 1.  Condensed Consolidated Financial Statements:


         a)  Condensed Consolidated Balance Sheets as of December 31, 1996 and March 31,
             1996 ...................................................................................    3

         b)  Condensed Consolidated Statements of Operations for the three and nine months ended
             December 31, 1996 and 1995 .............................................................    4

         c)  Condensed Consolidated Statements of Cash Flows for the nine months ended
             December 31, 1996 and 1995 .............................................................    5

         d)  Notes to Condensed Consolidated Financial Statements ...................................    6

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations ......    7

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ...........................................................    9

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share data)
                                                                              December 31,        March 31,
                                                                              ------------        ---------
                                        ASSETS                                    1996              1996

Current assets:
    Cash and cash equivalents                                                   $ 5,232            $ 9,121
    Accounts receivable, net of allowance for doubtful accounts of $190          13,755              8,284
    Other current assets                                                            733                628
                                                                                -------            -------
                                                                                 19,720             18,033
Property and equipment, net                                                       2,950              3,241
Capitalized software costs, net                                                   1,718              1,268
Intangible assets, net                                                            1,513              2,232
Other assets                                                                        350                335
                                                                                -------            -------
             Total assets                                                       $26,251            $25,109
                                                                                =======            =======

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                            $   807            $ 1,173
    Accrued expenses                                                              2,305              2,177
    Income tax payable                                                              629                200
    Deferred revenue                                                              1,356              1,941
    Current portion of capital lease obligations                                    366                363
                                                                                -------            -------
       Total current liabilities                                                  5,463              5,854
Capital lease obligations                                                           605                798
Deferred revenue                                                                     84                150
Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized, no
    shares issued or outstanding                                                      -                  -
    Common stock - $.00001 par value; 40,000,000 shares authorized,
    5,432,405 and 5,333,651 shares issued and outstanding at December
    31, 1996 and March 31, 1996, respectively                                         -                  -
    Additional paid-in capital                                                   25,216             24,809
    Accumulated deficit                                                          (4,780)            (6,159)
    Cumulative translation adjustment                                              (337)              (343)
                                                                                -------            -------
       Total stockholders' equity                                                20,099             18,307
                                                                                -------            -------
             Total liabilities and stockholders' equity                         $26,251            $25,109
                                                                                =======            =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                    Three Months Ended                  Nine Months Ended
                                                       December 31,                        December 31,
                                                 ------------------------           -------------------------
                                                  1996              1995              1996              1995
Revenues:
     Software licenses                           $6,329           $ 3,077           $14,656           $ 8,296
     Services                                     1,605             1,197             5,336             5,597
                                                 ------           -------           -------           -------
         Total revenues                           7,934             4,274            19,992            13,893
Operating expenses:
     Cost of software licenses                      531               318             1,502               888
     Cost of services                             1,000               686             2,641             1,705
     Sales and marketing                          3,839             3,077            10,297             8,388
     Research and development                       972               756             2,426             2,247
     General and administrative                     627               712             1,921             1,906
     Restructuring charge                             -               196                 -               196
                                                 ------           -------           -------           -------
         Total operating expenses                 6,969             5,745            18,787            15,330
Income (loss) from operations                       965            (1,471)            1,205            (1,437)
     Interest income                                 75               188               250               592
     Interest expense                               (26)              (22)              (79)              (31)
     Other (expense) income                          55                (8)              462                61
                                                 ------           -------           -------           -------
Income (loss) before income taxes                 1,069            (1,313)            1,838              (815)
Provision (benefit) for income taxes                267               (99)              460                 -
                                                 ------           -------           -------           -------
Net income (loss)                                $  802           $(1,214)          $ 1,378           $  (815)
                                                 ======           =======           =======           =======
Net income (loss) per common and common
equivalent share                                 $ 0.14           $ (0.23)          $  0.24           $ (0.15)
                                                 ======           =======           =======           =======
Weighted average number of common and
common equivalent shares outstanding              5,852             5,315             5,700             5,283
                                                 ======           =======           =======           =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)
                                                                                  Nine Months Ended
                                                                                     December 31,
                                                                             ---------------------------
                                                                               1996               1995

Cash flows from operating activities:
     Net income (loss)                                                       $ 1,378            $  (815)
     Adjustments to reconcile net income to net cash used in
         operating activities:
         Depreciation and amortization                                         1,708                874
         Foreign exchange gain                                                   (62)               (32)
         Changes in operating assets and liabilities:
            Accounts receivable                                               (5,140)              (695)
            Other current assets and other assets                               (105)              (451)
            Accounts payable                                                    (370)              (268)
            Accrued expenses                                                     172             (1,428)
            Deferred revenue                                                    (672)            (1,928)
            Income taxes payable                                                 429               (208)
                                                                             -------            -------
                Net cash used in operating activities                         (2,662)            (4,951)
                                                                             -------            -------
Cash flows from investing activities:
     Capitalized software costs                                                 (720)              (445)
     Purchase of property and equipment                                         (326)            (1,412)
     Purchase of intangible assets                                               (96)              (745)
                                                                             -------            -------
                Net cash used in investing activities                         (1,142)            (2,602)
                                                                             -------            -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                     407                210
     Principal payments under capital lease obligations                         (190)              (149)
                                                                             -------            -------
                Net cash (used in) provided by financing activities              217                 61
                                                                             -------            -------
Effects of exchange rates on cash and cash equivalents                          (302)                53
Net decrease in cash and cash equivalents                                     (3,889)            (7,439)
Cash and cash equivalents at beginning of year                                 9,121             17,010
                                                                             -------            -------
Cash and cash equivalents at end of period                                   $ 5,232            $ 9,571
                                                                             =======            =======

Supplemental disclosure of cash flow information:
     Interest paid                                                           $    79            $    31
     Income taxes paid                                                       $    31            $   208





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

B.   LINE OF CREDIT

     The Company amended it's line of credit agreement adjusting certain convenant amounts and definitions during the three month period ended June 30, 1996. At December 31, 1996 the Company was in compliance with these covenants.

C.   OTHER INCOME (EXPENSE)

     Other income (expense) for the nine month period ended December 31, 1996 included income of $431,000 from the sale of securities held by a subsidiary.

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

RESULTS OF OPERATIONS

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 86% to $7.9 million for the three month period ended December 31, 1996 from $4.3 million for the three month period ended December 31, 1995. The Company's total revenues increased 44% to $20.0 million for the nine month period ended December 31, 1996 from $13.9 million for the nine month period ended December 31, 1995. The increases resulted from an increase in software revenues.

     SOFTWARE LICENSES. Software license fees increased 106% to $6.3 million for the three month period ended December 31, 1996 from $3.1 million for the three month period ended December 31, 1995 and increased as a percentage of revenues to 80% from 72%. Software license fees increased 77% to $14.7 million for the nine month period ended December 31, 1996 from $8.3 million for the nine month period ended December 31, 1995 and increased as a percentage of revenues to 73% from 60%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers and revenues from the new sales force automation product, Selling Point.

     SERVICES. Service fees increased 34% to $1.6 million for the three month period ended December 31, 1996 from $1.2 million for the three month period ended December 31, 1995, and decreased as a percentage of revenues to 20% from 28%. Service revenues are derived from customer support, consulting, and training services. The dollar increase was primarily due to an increase in consulting services provided in the three month period ended December 31, 1996. Service fees decreased 5% to $5.3 million for the nine month period December 31, 1996 from $5.6 million for the nine month period ended December 31, 1995, and decreased as a percentage of revenues to 27% from 40%. The decreases were primarily due to a decrease in the consulting services provided in the nine month periods ended December 31, 1996.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 67% to $0.5 million for the three month period ended December 31, 1996 from $0.3 million for the three month period ended December 31, 1995, and decreased as a percentage of software revenues to 8% from 10%. Cost of software licenses increased 69% to $1.5 million for the nine month period ended December 31, 1996 from $0.9 million for the nine month period ended December 31, 1995, and decreased as a percentage of software revenues to 10% from 11%. The dollar increases were primarily due to increased software license revenues, a greater mix of software licenses requiring the payment of third party fees, and additional amortizations of intangible assets.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 46% to $1.0 million for the three month period ended December 31, 1996 from $0.7 million for the three month period ended December 31, 1995, and increased as a percentage of service revenues to 62% from 57%. Cost of services increased 55% to $2.7 million for the nine month period ended December 31, 1996 from $1.7 million for the nine month period ended December 31, 1995, and increased as a percentage of service revenues to 49% from 30%. The increases were due primarily to the outsourcing of additional personnel at higher rates to support consulting services previously provided by Company personnel who were transferred to sales and marketing. The Company expects the utilization of outsourcing to continue in the near future.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, increased 25% to $3.8 million for the three month period ended December 31, 1996 from $3.1 million for the three month period ended December 31, 1995, and decreased as a percentage of revenues to 48% from 72%. Sales and marketing expenses increased 23% to $10.3 million for the nine month period ended December 31, 1996 from $8.4 million for the nine month period ended December 31, 1995, and decreased as a percentage of revenues to 52% from 60%. The dollar increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs, increased 29% to $1.0 million for the three month period ended December 31, 1996 from $0.8 million for the three month period ended December 31, 1995, and decreased as a percentage of revenues to 12% from 18%. Research and development expenses increased 8% to $2.4 million for the nine month period ended December 31, 1996 from $2.2 million for the nine month period ended December 31, 1995, and decreased as a percentage of revenues to 12% from 16%. The dollar increase was primarily due to the addition of research and development employees associated with the development of the Company's new product, Selling Point.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, decreased 12% to $0.6 million for the three month period ended December 31, 1996 from $0.7 million for the three month period ended December 31, 1995, and decreased as a percentage of revenues to 8% from 17%. General and administrative expenses remained the same at $1.9 million for the nine month period ended December 31, 1996 and December 31, 1995, and decreased as a percentage of revenues to 10% from 14%. The dollar decrease was primarily due to a decrease in legal fees and investor relations expenses.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three and nine month period ended December 31, 1996 was $75,000 and $250,000, respectively. Interest income, for the three and nine month period ended December 31, 1995 was $188,000 and $592,000, respectively. These decreases were attributable to lower cash balances during the current periods.

     INTEREST EXPENSE. Interest expense for the three and nine month period ended December 31, 1996 was $26,000 and $79,000, respectively. Interest expense for the three and nine month period ended December 31, 1995 was $22,000 and $31,000, respectively. The increase was attributable to interest associated with the capital leases initiated during the last nine months of fiscal 1996.

     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) and gains from the sale of securities, for the three month period ended December 31, 1996, was income of $55,000 compared with an expense of $8,000 for the three month period December 31, 1995. Other income, for the nine month period ended December 31, 1996 was $462,000 compared with $61,000 for the nine month period December 31, 1995. During the nine month period ending December 31, 1996 the Company sold securities held by a subsidiary resulting in income of $431,000.

     PROVISION FOR INCOME TAXES. The income tax provision for the three and nine month periods ended December 31, 1996 was $267,000 and $460,000, respectively, representing an effective tax rate of approximately 25%. The income tax benefit for the three and nine month periods ended December 31, 1995 was $99,000 and $0, respectively, representing an effective tax rate of approximately 8% and 0% respectively. The effective tax rates are lower than the statutory rate principally due to the utilization of foreign tax credits and other temporary differences that were not previously benefited.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1995, the Company raised $17.7 million (net of expenses) from an initial public offering ("IPO") of its common stock. Prior to the IPO, the Company funded its operations primarily through cash generated from operations, loans and three private equity transactions.

     As of December 31, 1996, the Company had cash and cash equivalents of $5.2 million. The Company also has a line of credit with a commercial lender. Under this credit line, as amended, the Company has a $2.5 million unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and expires on June 30, 1997. The Company also has an equipment line of credit of approximately $1.8 million, collateralized by the equipment, bearing interest at the bank's base lending rate and expires on March 31, 1997. As of December 31, 1996, the Company had borrowings under the equipment line of credit of approximately $1.2 million.

     During the nine month period ended December 31, 1996, the Company generated net income of $1.4 million and used cash of $3.9 million. The decrease in cash and cash equivalents was due primarily to $2.7 million used in cash from operations and by $1.1 million used in investing activities. The Company's operating activities included a decrease in accounts payable of $0.4 million, an increase in taxes payable of $0.4 million, a decrease in deferred revenue of $0.7 million and an increase in accounts receivable of $5.1 million. The increase in accounts receivable and days sales outstanding was primarily due to extended payment terms given to customers while entering new markets. Investing activities included capitalized software costs of $0.7 million and the purchase of property and equipment for $0.3 million consisting primarily of computer equipment.

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

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27 - Financial Data Schedule

(b)  Reports on Form 8-K

     (1) The Company filed a current report on Form 8-K dated November 21, 1996 announcing the appointment of Alex Braverman as the Company's new Vice President and Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CONCENTRA CORPORATION

Date: February 14, 1996

                                   By: /s/ Alex Braverman
                                   --------------------------------------------
                                   Alex Braverman
                                   Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)