Form 10-K
period 1997-03-31
CONCENTRA CORP
filed 1997-06-27
CIK 933091

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997
                               -------------------

                         Commission File Number 0-25498

                              CONCENTRA CORPORATION
             (Exact name of Registrant as specified in its charter)


                 Delaware                               04-2827026
     (State or other jurisdiction of                  (I.R.S. Employer
      incorporation of organization)                 Identification No.)

                                 21 NORTH AVENUE
                              BURLINGTON, MA 01803
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (617) 229-4600
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

      Rights to Purchase Series A Participating Cumulative Preferred Stock
      --------------------------------------------------------------------
                               $.00001 par value
                               -----------------

                         Common Stock $.00001 par value
                         ------------------------------
                                (Title of class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \__\

     Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of June 24, 1997 was $43,590,708. As of June 27, 1997, there were issued and outstanding 5,535,328 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The following document has been incorporated by reference in the following part of the Form 10-K: Definitive Proxy Statement for the August 29, 1997 Annual Meeting incorporated by reference (to the extent specified) in Part III.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997


                                          TABLE OF CONTENTS

                                               PART I

ITEM DESCRIPTION                                                                                    PAGE(S)
---- -----------                                                                                    -------

1    Business .......................................................................................  3-18

2    Properties .....................................................................................    18

3    Legal Proceedings ..............................................................................    18

4    Submission of Matters to a Vote of Security Holders ............................................    19


                                               PART II

5    Market for Registrant's Common Equity and Related Stockholder Matters ..........................    20

6    Selected Financial Data ........................................................................    21

7    Management's Discussion and Analysis of Financial Condition and Results of Operations .......... 22-30

8    Financial Statements ........................................................................... 31-50

9    Changes and Disagreements with Accountants on Accounting and Financial Disclosure ..............    51


                                              PART III

10   Directors and Executive Officers of the Registrant .............................................    51

11   Executive Compensation .........................................................................    51

12   Security Ownership of Certain Beneficial Owners and Management .................................    51

13   Certain Relationships and Related Transactions .................................................    51


                                               PART IV

14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................    52

                                     PART I


ITEM 1. BUSINESS
----------------

     Concentra Corporation was incorporated under the laws of Delaware in 1984 as ICAD, Inc. and changed its name to Concentra Corporation in 1995. Unless the context otherwise requires, references herein to the "Company" or "Concentra" include Concentra Corporation and its subsidiaries. Concentra develops, markets and supports software products that automate the processes that underlie engineering and selling complex products. A significant portion of the time it takes to develop and sell new products goes into performing well-defined, repetitive tasks. The Company has developed an innovative approach based on capturing and applying knowledge through generative technology which addresses the full scope of the problems encountered in selling and engineering complex products. This new approach enables companies to capture the way sales and engineering practices are performed and generate new designs, configurations, pricing and complete sales proposals directly from unique and specific customer requirements for how the product will be used. As a result, sales and engineering productivity is improved and the time it takes to respond to market opportunities is substantially decreased.

INDUSTRY BACKGROUND

     Businesses that develop, manufacture and market products must compete based on response time, quality, cost, service, innovation and flexibility. These competitive pressures have forced companies to seek technological solutions to improve their business processes. The Company provides technological solutions that help manufacturers compete in the areas of product development and sales force effectiveness.

PRODUCT DEVELOPMENT

     The product development process involves several phases including conceptual design, detail design, analysis, testing and manufacturing. Traditionally, engineers developed sketches of design concepts from which draftsmen generated two-dimensional (2-D) drawings that served as the basis for engineering analysis and prototype construction. Product design modifications were usually undertaken only after a prototype had been constructed and tested.

     As computer-aided design (CAD) technology became available, companies began replacing drafting boards with this electronic means of drawing and editing the geometry and dimensions representing the physical aspects of a product. As CAD products evolved from 2-D drafting tools to three-dimensional (3-D) geometric tools, users were able to build 3-D solid models of their products. As the use of CAD products became widespread, the productivity of engineers involved in certain aspects of the design process improved as specific tasks were performed more easily and quickly. Modern CAD systems that are based on parametric geometry represent the most sophisticated and time-saving generation of these tools.

     Despite the advances represented by CAD products, problems remain because a significant portion of engineering work involves more than geometry creation and manipulation. The Company believes that these issues have been inadequately addressed by geometry-centric systems:


     Too much time lost on repetitive tasks. The performance of repetitive and well-defined tasks contributes substantially to the time required for the product design cycle. The Company believes that engineers, even with the assistance of CAD systems (which primarily address geometric tasks), devote a majority of their product design time to these routine tasks, limiting time for creative design and problem solving.

     No automatic method to optimize across multiple disciplines. The design process involves the interaction of numerous, often conflicting, disciplines (e.g., conceptual design, engineering, manufacturing, marketing and finance). CAD systems do not have an automatic mechanism to balance and optimize design across these disciplines because CAD systems limit their scope of focus to design and geometry.

     Too much time lost building, testing and modifying prototypes. Today, manufacturers seek to reduce the number of design iterations involved in the product development process. While CAD systems and analysis tools allow users to test geometric feasibility and structural integrity during the design process, testing for other factors (including manufacturability, serviceability and conformance to customer requirements) must be performed after a design has been completed and a prototype has been manufactured. Manufacturers are forced to spend extensive time engaged in building and testing costly prototypes and then redesigning products based on the results of such tests because there is no available tool to rapidly evaluate the manufacturing impact or the performance of design alternatives. As a result, manufacturers must forego the opportunity to explore multiple "what-if" scenarios because they have no mechanism for looking at all aspects of a design, let alone a range of designs, in the time frame that the market demands.

     Difficulty in responding to changes. CAD systems generally document the end result of a designer's work, not the process itself. CAD systems with parametric capabilities provide a methodology to change geometric relationships, but do not capture the full spectrum of engineering decisions that go into the design of a complex product or process. Because of these limitations, engineers must spend time and effort re-thinking and checking all aspects of designs whenever requirements change. This re-evaluation may create extended delays or compromise quality because the engineer must spend a significant amount of time on manually validating the integrity of the non-geometric impact of each change.

     No automatic mechanism to apply engineering expertise and best practices. As businesses recognize the importance of quality, they try to capture design know-how as well as the best practices of the company's most accomplished employees in disciplines that are integral to product development. CAD systems and databases do not record a company's best practices in a manner that allows automatic application of the engineering knowledge gained in the design of earlier products. This limitation results in repeated mistakes and the loss of valuable time.

     The Company believes that an opportunity exists for applying knowledge-based technology to the practice of product development and providing solutions that automate the engineering process. Today's engineering automation systems must enable agile and responsive design, allowing companies to rapidly respond to market changes and deliver quality products in shorter time frames.

SALES FORCE EFFECTIVENESS

     The process of selling configured-to-order products entails performing needs assessment, applying engineering knowledge to perform product configuration, and generating a quote and proposal. In most cases, salespeople perform an ad hoc needs assessment as part of the qualification process which requires subsequent sales calls involving a technical sales specialist who extracts detailed vocational needs from the customer and maps those to the company's ability to configure the most advantageous solution, based on the engineer's experience or a detailed analysis. The technical sales specialist then transfers his or her understanding of the "solution" to a cost engineer who figures out the pricing and maybe even the manufacturing schedule. This information is either given back to the salesperson or to a proposal specialist, who creates a complex document, recapping the prospect's needs and proposing the manufacturer's best product configuration, price, delivery date and any other relevant terms.

     Since the late 1980s, Sales Force Automation (SFA) or Technology-Enabled Selling (TES) tools have been improving the administrative productivity of salespeople by automating tasks such as sales contact management, sales forecasting, call reporting, and order entry validation. Despite the productivity advances represented by SFA technology, little has been done to improve the effectiveness of salespeople in the area of increasing sales volume, trimming sales cycle time and lowering the cost per sale. The Company believes that issues that have been inadequately addressed include:

     Too much time lost translating prospect needs into product specifications. As industrial products have become more complex, customers are more likely to purchase from salespeople who have the ability to understand their needs and quickly respond with the best custom-configured product their company has to offer. Although Sales Configuration Systems (SCS) have been available for several years, they do not assist a salesperson in selecting the best configuration for the customer's needs; they merely determine whether or not the selected configuration is valid. The cost of failing to address the customer's unique vocational needs can range from poor customer satisfaction to lost sales and market share.

     Excessive cost of pre-sales technical support. One technique for addressing the issue of translating prospect needs into product specifications is the increased use of technical sales specialists during the pre-sale phase of the sales process. Generally, technical sales specialists have better knowledge of the capabilities of the entire product line and a better understanding of how these capabilities meet prospects needs. While somewhat effective, this technique drives up the cost of selling and simply shifts the burden of expertise from the salesperson to the technical sales specialist.

     Excessive time consumed preparing complex sales quotes and proposals. Sales proposals are becoming more important in today's sales process as a result of increased customer demand for custom-fit product configurations, rapidly changing product lines and increased product complexity. At the same time, the cost of preparing high-quality, accurate quotes and proposals is rising. Companies that fail to systematically address the quality and turnaround time associated with their sales quotes and proposals are likely to lose sales and market share.

     The increasing cost of order errors. The increased technical sophistication of industrial products has resulted in an overall increase in the cost and frequency of order errors. Order errors occur throughout the sales and delivery cycle. At the point of sale, an error can be made by simply proposing a product configuration that does not actually meet a customer's technical requirements or that is not manufacturable. Errors occur in order entry because incompatible options are not rejected or ancillary equipment has not been included in the order. In manufacturing, an invalid or unbuildable configuration can shut down the production line. If a misconfigured order is actually shipped to a customer, the cost of correcting the mistake in the field can be excessive, if not irrecoverable. No matter where the errors occur in the sales cycle, companies lose money as a result.

     Global markets have created intense competition where industrial products companies gain competitive advantage by offering customized, high-quality products delivered in short time frames and accompanied by superior service levels. Speedy delivery and responsiveness to customers' needs can impact the buyer's decision-making process, in some cases almost as much as price. Today's intensely competitive marketplace is putting increased pressure on manufacturers to automate their front office and change the way that customer's buy their products.

THE CONCENTRA SOLUTION

     The Company has developed innovative approaches in both Design Process Automation (DPA) and Sales Engineering Automation (SEA) to solve the problems facing today's manufacturers.

Design Process Automation

     The Company is addressing the needs of the mechanical design industry by automating the engineering process, specifically by capturing and applying knowledge through generative technology. Generative technology is an approach in which the details of a fully engineered product design are automatically generated from a customer's functional requirements. The Company's products, collectively known as The ICAD System, utilize generative technology to complement a customer's existing CAD tools.

     Using The ICAD System, a company develops a Generative Model which incorporates the full spectrum of engineering rules, industry standards, governmental regulations, manufacturing constraints, cost and scheduling constraints, experience and other factors applicable to that customer's design process. As a result, engineering productivity increases as engineers automate repetitive, time-consuming tasks and spend more time on product innovation.

     Because product requirements fundamentally drive the design process, the need and effort to test against the satisfaction of those requirements is reduced or eliminated. Adjustments and changes can be more readily accommodated and complex designs can be created faster and with higher quality. Over time, organizational productivity rises as Concentra's customers build Generative Models which re-use engineering expertise derived from prior product experience. Users are able to build enterprise-wide practices and constraints into the design process, optimizing the resulting product across all applicable disciplines and departments. Companies that employ this approach are able to reduce the occurrence of errors, shorten the overall product development cycle and reduce costs associated with both. Generative Models are created and deployed using The ICAD System. The ICAD System consists of a development environment, which contains all of the programming utilities used to create a Generative Model and a production environment, which is the end-user application that is used to generate new product designs from a given set of functional requirements.

     The Development Environment. The core application development technology in The ICAD System is the ICAD Design Language (IDL). IDL is an object-oriented language specifically developed to enable manufacturing companies to capture and manipulate geometric and non-geometric information in a consolidated product model. Users construct a Generative Model by codifying their engineering product development and manufacturing practices in IDL. IDL's unique ability to model non-geometric information is augmented with a full family of geometric modeling tools that enable the Generative Model to construct full 3-D wireframe, surface and solid model representations of generated product designs.

     The Production Environment. Once a product's engineering design practices have been defined using IDL, they are available to designers through a Generative Model. The Generative Model enables designers to automatically generate a new design by varying a pre-determined set of functional requirements (e.g., size, weight, amount of power, geographic or environmental requirements, legislative constraints, etc.). The production environment provides a robust set of integration tools and enables the Generative Model to read from and write to the user's business and engineering systems. Through IDL the user can create a wide variety of customized user interfaces for the Generative Model. Additionally, the production environment enables direct user access to the Generative Model from The ICAD System, leading CAD systems or custom-developed user interfaces developed with commercially available graphical user interface tool kits. The ICAD System supports a client/server architecture enabling users to work on remote UNIX workstations or personal computers.

SALES ENGINEERING AUTOMATION

     The Company has been aware for many years that its customers have been addressing their sales engineering challenges informally in the "back office" of the sales organization by applying generative technology through the use of The ICAD System. Sales engineers have been taking customer requirements gathered by the salesperson and using The ICAD System to generate custom-configurations, and associated costs and manufacturability, to produce an accurate bid or proposal. As sales forces were becoming increasingly mobile and as technical improvements increased chip speed, storage size and memory capacity increased the usefulness of PCs, the company identified an opportunity to develop a PC-based deployment of generative technology to support the needs of remote or mobile salespeople who were selling customized products. The Company believes that its technology for consultative selling, SellingPoint, addresses the challenges cited above -- at the point of sale (or "front office") -- and provide manufacturers and their distributors with a sales engineering-based SFA solution that will help them sell more product, more effectively and in shorter time frames.

     SellingPoint increases sales effectiveness by applying consultative selling to each sales opportunity. The system allows global sales forces to quickly zero in on a customer's functional requirements, custom configure the ideal solution and generate a highly specific, tailored proposal at the point of sale. SellingPoint takes critical back office information about products, pricing, manufacturability and delivery and makes it available to the front office in real time, on a laptop or via the Internet, to increase sales throughput and order accuracy.

     SellingPoint features a highly interactive object-oriented modeling environment to more effectively encapsulate the knowledge of the entire organization (product marketing, engineering, costing, inventory, manufacturing, scheduling, etc.) and deploy it in a laptop-based consultative selling system. This unique object-oriented modeling environment allows companies to build reusable libraries of corporate knowledge objects that can be extended or modified as their business and products change. This allows companies to build an easy-to-maintain sales force automation tool for that supports both what and how they sell, ultimately increasing sales effectiveness and improving the quality of the buying experience.

     The SellingPoint modeling environment goes beyond the current state of configuration technologies based on feature/option validation that have become commodity in the Technology-Enabled Selling market. Typically, sales engineers and engineering departments have developed rules of thumb for how products will perform in the prospective customer's environment. This information, along with detailed competitive product performance metrics, is made available in real time to the customer at the point of sale.

     SellingPoint allows manufacturers and distributors who sell custom-configured products to integrate logical and functional modeling enabling them to perform interactive customer needs assessments based on the intended use of the product, to analyze price/performance tradeoffs, to generate proposal drawings, to instantly solve engineer-to-order problems and generate a proposal during the sales session. This engineering power at the point of sale should eliminate order errors and returns; expedite new product launch; reduce the need for in-depth sales training; minimize the amount of technical support associated with each sale; and generally lower the cost per sale.

     SellingPoint is licensed separately for developers and end users with significant differences between the development environment and the production environment.


     The Development Environment

     SellingPoint's development environment is a range of tools, technologies and utilities used by developers and sales/marketing management to build product models. The development environment includes an interactive drag-and-drop programming environment, the configuration modeling language and a series of object libraries, templates and utilities that can be used for building and deploying product models and the associated user interface.

     The Production Environment

     Product SellingPoint applications are the run-time version of the product model, the user interface and the configuration engine used by salespeople to sell customized products. These applications are commonly integrated with enterprise databases and other enterprise systems upon which configuration and selling are interdependant. Production applications can be deployed on laptop and desktop machines, and over the World Wide Web.


CONCENTRA'S STRATEGY

     The Company's goal is to be the leader in engineering and sales automation by promoting the widespread acceptance of generative technology, delivering strategic advantage by empowering the knowledge-based organization from product conception through delivery. Key elements of the Company's strategy for achieving this goal include:


     Focus on major market segments. The Company has recently organized into three strategic business units on a global basis: the Aerospace and Automotive Business Unit, the Industrial Products and High Technology Business Unit, and the OEM Business Unit. The Company believes that this structure will better focus the organization around the specific needs of the target market segments, enable the creation and deployment of global strategies, and improve customer satisfaction within the target market segments.

     Technological leadership. The Company believes that technological leadership is a result of the quality of its core technologies, its ongoing product development activities and its understanding of and responsiveness to the design and manufacturing issues faced by its customers. The Company plans to build upon its technology base by adding new features and functionality to its existing products and expanding its product line.

     Ease of developing Generative Models. To gain acceptance by a broader range of users, the Company plans to continue to develop products that reduce the time and skill required to build Generative

     Models. This may include language enhancements, improved user interface capabilities and expanded sets of application libraries. The Company believes that reducing the amount of time it takes for a new user to develop a Generative Model will lead to increased implementation of and demand for its products.

     Focus on customer relationships. The Company has instituted a large account management program to focus internal Company resources on assisting customers in achieving measurable success from their use of the Company's products and services. Key accounts represent a loyal customer base, help provide strategic product direction and serve as a foundation for future sales.

     Consultative engagement methodology. The Company believes that its customers' strategic implementation of generative technology can be accelerated through application development consulting. Accordingly, the Company has developed a set of implementation methodologies and dedicated resources to provide its customers with this fee-based service.

     Strategic expansion into the automotive conceptual design market. The Company believes that an opportunity exists to apply generative technology to the process of automobile conceptual design. The company has entered into a joint venture with Lotus Engineering in the United Kingdom and Tata Technologies of India to address this opportunity. This venture has resulted in the development of a conceptual vehicle design system called the Integrated Car Engineer (I.C.E.). The I.C.E. product was launched at the Geneva Auto Show on March 6, 1996 and reviewed by many of the world's largest automotive suppliers.

     Vertically focused consultative selling systems packages for the Industrial Products market. The Company believes that it holds a significant competitive advantage over its SFA competitors in the Industrial Products marketplace as a result of its engineering heritage and its history of providing configuration capability with The ICAD System. To that end, the Company has taken the core SellingPoint technology and bundled it with industry-specific templates and object libraries to give Industrial Products companies a custom-tailored software solution that delivers more "out-of-the-box" functionality and speeds implementation. The Company believes that vertically focused applications in SFA will follow the success model established by vertically focused ERP systems.

     Complementary relationships with third parties. The Company's strategy is to develop and market software that addresses the specific requirements in design process automation and sales engineering automation. Accordingly, the Company has developed a series of complementary relationships with CAD, SFA, enterprise software and systems integration consulting organizations to help meet the broader requirements of the market place. Neither the Company nor any of these parties is subject to any specific performance obligations or goals, and any amounts payable by or to the Company in the form of referral fees, sales commissions or the like are not material. The Company believes, however, that these relationships may enhance its sales and marketing efforts and add further value for its customers. In addition, the Company believes that by working closely with systems integrators, consulting firms and VARs, its own growth may be enhanced. Accordingly, the Company is pursuing relationships with appropriate third parties who have expertise in certain market segments which are incremental to the Company's current business.


PRODUCTS

THE ICAD SYSTEM

     The ICAD System is available as a development or production system. Development systems licenses give engineers the necessary tools to capture and apply product design and engineering in a Generative Model. Production systems are the ICAD applications employed by end-users to execute these Generative Models without having to perform any programming.

     Four major system components comprise The ICAD System:


     *    The ICAD Design Language (IDL) for defining Generative Models

     * Geometry modeling and drawing tools for creating rule-based definitions of complex surfaces, solids, and drawings

     *    User interfaces for developing and interacting with Generative Models

     * Data integration tools for linking to other software products including CAD systems, relational databases, analysis systems and manufacturing equipment


     THE ICAD DESIGN LANGUAGE

     The ICAD Design Language (IDL), the foundation of The ICAD System, is an object-oriented development language that enables users to design engineering methods and procedures that encompass both geometric and non-geometric objects. The language includes features for defining product structures, part interdependencies, assembly relationships, manufacturing methodologies, and 2-D and 3-D geometry. The language's object-oriented structure streamlines application development and simplifies application enhancement and maintenance. In addition, the structure of the language itself promotes scalability, which is essential to handling very large and complex engineering problems.


     GEOMETRIC MODELING AND DRAWING CREATION

     The ICAD System includes tools for surfaces and solids advanced modeling that is required for applications in the automotive and aerospace industries. All of these tools are fully integrated within IDL to provide the powerful combination necessary to capture both the geometric aspects of the engineering process, as well as the critical non-geometric logic such as product structure, engineering analysis, cost, and manufacturing constraints.

     The Surface Designer extends The ICAD System's method and rule-based design capabilities to complex 3-D curve and surface modeling. It provides geometric modeling capabilities similar to those found in the most advanced CAD systems.

     The Solids Designer allows ICAD developers to create feature-based, parametric solid models of mechanical parts and assemblies with complex part shape geometry. Underlying this module is Parasolid(R), a widely used double-precision B-rep solid modeling kernel from EDS.

     GenDesigner, an interactive design tool to create 2-D parametric sketches, can be directly integrated with either the Solids Designer or Surface Designer. Specifically designed for ease-of-use, GenDesigner provides a Motif-compliant user interface that incorporates industry standard pull-down menus along with a customizable icon-based toolbar.

     The Drawing Tools enable ICAD users to generate complete drawing sets directly from a Generative Model. After specifying the geometry relationships and characteristics for the model, users can employ this module to define drawing layout and content, including dimensions, labels, and notes. The Drawing Tools support all major drafting standards including ANSI, DIN, JIS, and ISO.


     DEVELOPMENT AND DEPLOYMENT USER INTERFACES

     The ICAD System provides both a development user interface (the ICAD Browser) for building Generative Models and a deployment user interface toolkit (ICAD Production UI Toolkit) for creating end-user interfaces to a Generative Model. In addition, the ICAD Kernel Interface gives the application developer the ability to use a third-party user interface toolkit for a deployment environment. Also, the GII Access Facility allows a production user to access a Generative Model from within an interactive CATIA session.

     The ICAD Browser is an interactive graphical interface for developing, testing, debugging, and applying Generative Models. The module lets users display 3-D representations of products and components, view product structures, modify input values, and generate outputs to CAD systems and engineering reports.

     The ICAD Production UI Toolkit enables ICAD application developers to create a custom, menu-driven user interface for their specific application to resemble those interfaces used by engineers, enabling them to work in a familiar production environment.

     The ICAD Kernel Interface is a development toolkit that provides an API for integration of The ICAD System as a server with an external process in a client/server mode. For example, this functionality allows the customer to develop a custom user interface external to The ICAD System or run the application in batch mode from a PC.

     The GII Access Facility allows a production user to access a Generative Model from within an interactive CATIA session. A production user can supply numerical and text input and can select existing geometry in the CATIA model to use as a top-level input to the Generative Model. Geometric selections can supply input parameters such as dimensions and attributes as well as information about position and orientation. Geometry produced by the Generative model is placed directly into the model active within the CATIA session. The GII Access Facility allows multiple designs produced by the Generative model to be active simultaneously, allowing production users to switch among them.


     DATA INTEGRATION TOOLS

     Integrating The ICAD System with a company's information systems is critical to the success of an automation application. These information systems can include CAD systems, corporate databases, and existing engineering analysis routines. The ICAD System includes modules for sharing geometric data with popular CAD packages such as AutoCAD, CADDS, CATIA, Pro/ENGINEER, and EDS Unigraphics. Users can also generate IGES files, STEP files, and generate information for reports and analysis.

     The AutoCAD Output Tools allows users to generate a DXF file, Autodesk's published format for AutoCAD, from their Generative Model.

     The CADDS Integration Tools consists of a set of software tools that enable the data integration of a Generative Model with a CADDS system (CADDS 4X & CADDS 5) from Computervision.

     The CATIA Integration Tools enable the data integration of a Generative Model with a CATIA system from Dassault. In addition, Concentra offers the GII Access Facility which allows operation of a Generative Model, developed using IDL, from within an interactive CATIA session.

     The Pro/Engineer Integration Tools provide interactive and batch access to a Generative Model from within Parametric Technology Corporation's (PTC) CAD solution.

     The UG II Integration Tools is a set of integration tools that link a Generative Model with the Unigraphics (UG) CAD System from EDS. EDS has developed a complementary user interface module, GenConnect, designed to allow UG users to access the Generative Model from within the UG menu system.

     The IGES Interface Tools provide an easy means of reading or writing an IGES file, an industry standard format that provides data translations between most CAD systems.

     The STEP Interface Tools provide the ability to read and write a STEP AP203 file for data exchange. The implementation of AP203 supports configuration management information, product structure, and wireframe, surface, and advanced b-rep solid geometry.

     The Network Services Facility provides a simple mechanism for users to automatically generate a remote procedure call (RPC) interface which can be linked into their external (i.e., non IDL) applications to provide the ability to make function calls from IDL to the external server programs.

     The Oracle Interface provides access for Generative Models to an Oracle database.

     The ICAD System operates on various industry-standard UNIX workstations from Sun Microsystems, Hewlett Packard, Silicon Graphics, and IBM. The Company's software is network licensed through FlexLM by Globetrotter. The domestic, end-user list price for a single development seat ranges from $70,000 to $100,000 depending on modules licensed; a production seat is approximately one-third the price of the corresponding development seat. A development seat typically includes a greater number of modules and features and can be used for production as well as development, while a production seat is specifically limited to run-time operation. The Company also offers volume pricing to customers who license multiple copies.

SELLINGPOINT

     SellingPoint technology is able to bring back office information to the point of sale (front office) because of its unique component-based architecture and resultant flexible enterprise integration scheme. SellingPoint consists of a generative specification language that is used to build product configuration models, a generative specification environment that is a graphical object-oriented development environment used for programming the models, a generative configuration engine that powers the models, and a flexible user interface facility that allows a salesperson to input customer information and receive sales and product information from the model and data sources.

     Generative Specification Language

     The Generative Specification Language (GSL) is a high-level, object-oriented modeling language for expressing functional definitions, product structure, market packaging, quotations, proposals, catalogs, pricing options, physical relationships, and generic outputs.

     Unlike other configuration languages that can only model logical relationships among product components (e.g., this part fits with that/requires this part/is not compatible with that part) the GSL is able to model functional relationships (i.e., how the configuration will perform under given conditions) and can also take into account geometric information (e.g., space, fit, etc.) within a single modeling environment. Other solutions must rely on multiple technologies to model the entire range of configuration scope, resulting in degraded throughput, limited scalability, and hidden short- and long-term maintenance costs.

     GSL uses a "building block" approach to construct models. SellingPoint ships with a base set of building blocks that can be used to construct object libraries that are specific to a customer's product needs. SellingPoint includes building blocks for logical configuration, functional descriptions, geometric modeling, graphical display, report input and output, and database connectivity. Models are constructed by assembling reusable building blocks from customized libraries. GSL delivers rapid development power by allowing customers to group select objects to create new, more comprehensive objects. The new objects inherit the collective properties of the combined building blocks and can by further refined by modifying or adding properties.

     Generative Specification Environment

     The Generative Specification Environment (GSE) is an interactive development and maintenance environment integrated with GSL and delivered with building block object libraries. The building block object libraries supplied with the system include utilities to generate valid product configurations, geometric constraints, 3D photorealistic product visualizations, schematic drawings, and product outputs. End user interfaces are developed either with Visual Basic, or other third-party products. This environment greatly reduces the time it takes to build a comprehensive Consultative Selling System for a mobile sales force. These tools also make it feasible to provide a much richer set of functionality to field selling teams. Applications for sizing and simulating the performance of products such as motors, generators, compressors or even complex communications networks can now be fully integrated into the sales configuration system. Rules of thumb and heuristics developed by sales engineers and R&D departments determining how products will perform in the customer's environment, along with detailed competitive product performance data can be displayed in real time to the customer at the point of sale.

     The GSE provides multiple views which enable an application developer to selectively focus and debug specific aspects of a model. Views are provided for navigating model structure, displaying shaded graphics, evaluating property definitions, generating report output, and locating object libraries. GSE's graphical Sketcher allows users to construct two-dimensional constrained profiles using an interactive point and click user interface. This graphical approach substantially reduces the time it takes to create geometric profiles and schematic diagrams.

     Generative Configuration Engine

     SellingPoint's Generative Configuration Engine uses a combination of demand-directed attribute evaluation and bi-directional constraints. Demand-directed attribute evaluation allows companies to map what their customer wants to possible configurations that meet those requirements. This "what if" functional needs assessment capability is referred to as "mission-driven" configuration. Bi-directional constraints ensure component compatibility as a customer fine tunes their selections. This real-time capability enforces proper configurations even when the customer makes a series of choices and changes their mind about selections. The Generative Configuration Engine is the power behind a SellingPoint model's ability to provide application flexibility, allowing geometry, reports, drawings and renderings to be created on the fly, and thus reducing product data storage requirements.

     User Interface Generation Library

     The User Interface Generation Library contains functions for easily communicating information from an end user interface to a SellingPoint model. The library is packaged as a Dynamic Link Library (DLL) which can be called from an external user interface development tool such as Visual Basic. This approach allows application developers to leverage industry standard development tools for building end user interfaces. SellingPoint includes custom controls in Visual Basic for displaying product renderings. This control interfaces with the Graphics Building Block Library which is used for defining graphics viewports and their contents.

     Comprehensive Function Library

     The comprehensive function library contains over 250 functions for modeling calculated properties such as mathematical equations, string and character manipulations, pricing algorithms, and transportation costs. Traditional configurators require a third-party programming environment to perform these calculations which results in a fragmented model with high maintenance overhead. Customers can combine and extend the system-supplied functions to meet their unique business requirements.

     Database Connectivity Library

     The Database Connectivity Library contains objects for reading and writing data from and to external data sources. The Building Blocks are architected to use any formatted data source. Data sources can be flat files, Excel, relational or customer proprietary. There are specific utilities provided for communicating with ODBC-compliant data bases.

     Report Library

     The Report Library contains objects for reading information from external file formats and generating formatted output to other software systems such as word processors and spreadsheets. Output capabilities include simple character based strings, integers, and various floating point formats. In addition, higher level formats such as tabular, fixed-line-width, automatic line-feed, and page-feed are also supported. The Library can also be used to generate high-quality proposals by directly integrating with word processors and publishing systems using Object Linking and Embedding (OLE).

     CatalogPoint

     CatalogPoint, an electronic product catalog, provides an easy-to-use graphical environment for browsing, searching and ordering a company's products and services. Engineered for both standalone or Web-based use, CatalogPoint is easily customized by inserting marketing information (images, text, sound, video) in a simple, pre-defined data schema. CatalogPoint is integrated with product configuration for order validation and with ProposalPoint for inserting catalog information into customized proposals.

     ProposalPoint

     ProposalPoint generates custom-tailored sales proposals for customer-configured products. Fully integrated with the other SellingPoint modules, ProposalPoint simply "reads in" all of the details of a custom product configuration and then allows salespeople to drag and drop predefined templates into an electronic "table of contents" to layout and create custom sales proposals.

     QuotePoint

     QuotePoint generates quotations on custom-configured products. QuotePoint provides salespeople with the ability to quickly generate multiple product quotation alternatives incorporating customer information, complex discounting and pricing methods, taxes, and shipping costs. The salesperson can then either generate a finished quote directly out of QuotePoint or use the quote as a part of a full proposal from ProposalPoint.

     FinancePoint

     FinancePoint enables salespeople to develop and present customized purchasing alternatives to their customers. FinancePoint supports purchase by acquisition or lease, and can include linked multiple capital equipment quotations. By simply varying the customer's lease objectives, FinancePoint can quickly perform "what-if" scenarios to close in on the most appropriate purchasing plan for the customer.

     WebPoint WebPoint brings the power of a SellingPoint consultative selling system to the Web. WebPoint utilizes an open architecture to take continuous advantage of both JAVA and ActiveX technologies.

       SellingPoint Industrial uses SellingPoint's base technology in conjunction with additional building block libraries and application modules specific for the Industrial Products industry. Unlike traditional product configurators that require extensive customization to meet the vocational requirements of industrial products companies, SellingPoint Industrial comes with a complete set of modules that support both what and how these types of companies sell. Based on SellingPoint's unique functional modeling capability, SellingPoint Industrial allows MIS organization can rapidly build and deploy applications that meet the most pressing needs of industrial products sales forces.

     SellingPoint Industrial includes these modules:

     SolidPoint

     SolidPoint contains objects for performing complex geometric operations. The geometry is a solid boundary representation that allows applications easily to detect component-to-component interference problems, calculate mass-properties such as volumetric properties or moments of inertia, and generate detailed product visualizations. Products which have physical components are defined by describing how their physical properties relate to one another. The library includes a full suite of geometric features such as extrusions, revolutions, blocks, cylinders, and cones.

     SketchPoint

     SketchPoint is a easy but powerful tool to quickly and easily sketch out two-dimensional geometry. Using industry-standard technology, SketchPoint can create parametric component geometry, accelerating the time it takes to put new products into the hands of your sales force and ultimately reducing time to market. SketchPoint integrates directly with SolidPoint to turn those two-dimensional sketches into three-dimensional solid models.

     CAD Point

     CAD Point utilizes industry standard data exchange technology to output two- and three-dimensional geometry and drawings, in the form of DXF or DWG files, to leading CAD systems.

     EngineerPoint

     EngineerPoint gives salespeople a point-of-sale capability that guides them through the right questions, performs all of the necessary engineering computations, and provides feedback about the possible product/option combinations that would meet the customer's needs. This ability is a key enabler of consultative selling and dramatically reduces pre-sale technical resources and the number of calls required to close the sale.

     StartingPoint

     StartingPoint contains a set of fully reusable component building blocks and user interface templates that allow Industrial Products companies to rapidly develop and deploy consultative selling systems without starting from scratch.

     DrawingPoint

     DrawingPoint provides a comprehensive set of drawing and annotation objects to automatically generate proposal drawings that can include notes, dimensions, labels, title blocks and other information that is unique to each customer proposal. At the push of a button, salespeople can have custom drawings that slash response time, improve proposal quality, and ultimately increase sales "hit rate."

     RenderPoint
     RenderPoint contains objects for displaying three-dimensional geometric renderings and engineering drawings during runtime. Renderings can range from outlines to photorealistic textures. Graphics generated from this library are displayed in the custom control provided in SellingPoint. Using the custom control, end users have full multi-view display and graphical manipulation capabilities such as rotating, zooming, and panning.

     SellingPoint and SellingPoint Industrial are sold per seat for both runtime and development. The domestic, end-user list price for a single development seat ranges from $35,000 to $68,000 depending on modules licensed; a single runtime seat ranges from $4,500 to $9,800. Since SEA applications generally involve a very large number of users, the Company offers volume pricing.

SALES AND MARKETING

     The Company distributes its products and provides related services through a direct sales organization covering North America, Europe and Asia and through independent distributors and value-added resellers (VARs) in certain geographies. The Company has also established marketing relationships with leading CAD, SFA vendors and systems integrators. The Company's marketing strategy focuses on expanding sales to its existing customers, developing new customers and expanding its international sales.

     The Company markets products and services in North America, Europe and the Pacific Rim through a direct sales force. In addition to sales and marketing infrastructure at the Company's Burlington, Massachusetts corporate headquarters, the Company has established sales offices in the Atlanta, Detroit, Houston, San Jose and Seattle metropolitan areas. Through European subsidiaries, the Company also maintains offices in the United Kingdom, Germany and France to conduct sales and provide technical support.

     In certain foreign markets, the Company has entered into agreements with independent distributors to market products to customers not served by the Company's direct sales organization or to expand sales at lower cost. Currently, the Company uses independent distributors as its principal distribution channel in Asia, with representatives covering Japan, Korea and Singapore. The Company also has distributor relationships in Italy and Denmark.

     The Company has instituted a strategic account management program to assist key customers in their use of the Company's software. These key strategic accounts represent a loyal customer base, help provide strategic product direction and serve as a foundation for future revenues. The Company's largest customers have historically accounted for a significant percentage of the Company's revenues in any fiscal period. During the year ended March 31, 1997, sales of products and services to Boeing, IPTN and British Aerospace accounted for 20.9%,19.3% and 14.9%, respectively, of the Company's revenues during that period. Revenues from Boeing and Tata Technologies constituted 16.0% and 10.1%, respectively, of the Company's revenues in fiscal 1996. Revenues from EDS, Boeing and San Giorgio S.A. (a principal stockholder of the Company) constituted 17.2%, 12.6% and 10.7%, respectively, of the Company's revenues in fiscal 1995.

     The Company's agreements with all of its current principal customers are master licenses or distribution agreements pursuant to which the Company has agreed to provide products and services against issuance from time to time by the customer of purchase orders, but none of the Company's agreements with its principal customers provides for any minimum purchases or obligates the customer to issue any purchase orders. Except for pricing and volume discounts, the terms of the Company's agreements with its principal customers (including affiliates of the Company) do not differ from the terms generally offered by the Company to its other customers.

CUSTOMER SERVICE AND SUPPORT

     The Company believes that providing its customers with support, training, consulting and other customer services helps ensure that customers maximize the benefits offered by their products as quickly as possible. In addition, the demand by customers for various support services provides the Company with incremental revenue opportunities.

     The Company's customers have access to the following services and benefits:

     Customer Support. Maintenance, enhancements and support are provided for annual fees equal to approximately 15% of the initial license fees for the supported products. The Company believes such fees are comparable to other such fees within the industry. These services consist of periodic updates, functional and operational problem remedies and hot-line support for simple help and general feedback. Feedback from customers also provides important input for the Company's product planning process.

     Training. Initial training consists of a three-week class at the Company's headquarters or, when appropriate, at a customer site. After initial training, the Company provides continuing education for special product modules and advanced features of the system.

     Consulting Services. Consulting services are provided by the Company's Worldwide Client Services group. After initial purchases of software, the Company usually recommends that customers purchase consulting services to assist in planning and implementation of the system. The Company generally charges between $1,200 and $1,800 per day for consulting services.

     User Groups. User groups in the United States, Europe and Japan are independently organized and supported by users in each of those areas. User groups also exist internally at certain large customers. These user groups provide a valuable means for the Company to communicate with customers about its strategy and product direction and to obtain feedback on these topics.


PRODUCT DEVELOPMENT

     The Company believes that its future success will depend upon its ability not only to enhance existing products, but also to develop and introduce new products that keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its customers. The Company intends to expand existing product offerings and to introduce new applications. While the Company expects that certain new products will be developed internally, the Company may, based on timing and cost considerations, acquire or license technology and/or products from third parties or consultants.

     Historically, the Company has released enhanced versions of its software modules periodically and has introduced a number of new product modules each year. Most of the Company's software modules share the same object-oriented foundations which have made enhancement of the entire product line more efficient.

     During the fiscal years ended March 31, 1997, 1996 and 1995, the Company spent $3.6 million, $2.8 million and $2.4 million, respectively, on research and development.

PROPRIETARY RIGHTS

     The Company believes that, due to the rapid pace of technological innovation, the Company's ability to establish and maintain a position of technological leadership in its industry is more dependent upon the skills and expertise of its development personnel than upon the legal protections afforded its technology. In addition, the Company employs a combination of contracts, copyright law and trade secret law to protect its proprietary technology.

     The Company has a program in effect to facilitate copyright registration of its software and documentation with the U.S. Copyright Office. Source codes of the Company's products are protected both as trade secrets and as unpublished copyrighted works. The Company also has internal policies and systems to ensure limited access to, and confidential treatment of, its trade secrets. The Company distributes its products under software license agreements, which grant end-users licenses to use (rather than ownership of) the Company's products and which contain various provisions to protect the Company's ownership and the confidentiality of the underlying technology. The Company's software is distributed with a software lock that requires an authorization code generated by the Company's internal systems to enable the software to function on a particular workstation. It is the Company's policy to require its employees and other parties with access to its confidential information to execute agreements prohibiting the unauthorized use or disclosure of the Company's technology. Furthermore, the Company periodically reviews its proprietary technology for patentability. Despite these precautions, it may be possible for a third party to misappropriate the Company's technology by reverse engineering or otherwise or independently to develop similar technology. In addition, effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed and the licenses may be unenforceable in certain jurisdictions.

     Certain technology used in the Company's products is licensed from third parties. The Company licenses Allegro CL, a compiler embedded in IDL, from Franz, Inc. on a perpetual, royalty-bearing basis. In the event the compiler becomes unavailable to the Company, the Company believes that it would be able to obtain or develop an alternative. The costs of such an effort and the time required could, however, be significant and, until an alternative compiler is developed or obtained, the Company's ability to market The ICAD System would be substantially impaired. The Company also licenses on a perpetual, royalty-bearing basis from EDS software permitting an interface between IDL and EDS's Parasolid software product, which is embedded in a widely used module of The ICAD System. Although loss of the right to use such software could reduce the attractiveness of the Company's products to certain customers, it would not impair the overall operation of such products. The Company does not believe that any of the Company's products are significantly dependent upon any other licensed technologies due to the availability of other sources of similar products or due to the Company's ability to build or maintain, through source code escrow agreements, any integral source code which may in the future become unsupported by a third party. The Company believes that the cost associated with technology licensed from third parties is not material to its results of operations and does not constitute a significant portion of the total cost of the Company's products into which such third party technology is incorporated.

     The Company has a trademark program to promote proper use and registration of its primary trademarks. "Concentra," "ICAD" and "SellingPoint" and their respective marks are registered trademarks of the Company in the United States and certain foreign jurisdictions.

     The Company is not engaged in any material disputes with other parties with respect to the ownership or use of the Company's proprietary technology and the Company believes that no basis for any such dispute exists. However, as the number of software products in the industry increases and the functionality of these products increasingly overlaps, the Company believes that software may become the subject of frequent claims of infringement of the rights of others. There can be no assurance that other parties will not assert technology infringement claims against the Company in the future. Such a claim would involve significant litigation expense and management time and the Company could be required to pay monetary damages and either refrain from distributing an infringing product or obtain a license from a party asserting a claim (which license may not be available to the Company on commercially reasonable terms).

COMPETITION

     The Company believes that the principal bases for competition in its market are product functionality, product reliability, price/performance characteristics, ease of product use, customer support and service, distribution networks and corporate reputation. Competitive pressures faced by the Company could force the Company to reduce its prices, resulting in slower revenue growth and reduced profitability. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition.

     Competition in both the CAD and SFA industry is intense. While major CAD companies, including EDS (Unigraphics division), IBM, Dassault, PTC and Computervision are involved in cooperative marketing relationships with the Company and currently offer products that complement those of the Company, there can be no assurance that these or other companies will not develop products or provide services which compete with those of the Company. Most of these companies have significantly greater financial, technological and marketing resources than those of the Company.

     The Company also faces competition for SellingPoint from companies such as Trilogy Development, Antalys, Calico Technologies and Clear With Computers
(CWC). There can be no assurance that competitors will not develop products or provide services equivalent or superior to those of the Company or that achieve greater market acceptance.

MANUFACTURING

     The Company's manufacturing operation consists of assembling, packaging and shipping its software products and the documentation needed to fulfill each order. All manufacturing is currently performed in the Company's Burlington, Massachusetts facility. Outside vendors provide media (tape or CD-ROM) duplication, printing of documentation and manufacturing of packaging materials.

BACKLOG

     The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

     As of June 26, 1997, the Company had 139 employees, including 60 in sales and marketing (including 27 international), 24 in technical support, 35 in product development and 20 in general and administrative functions. The Company's employees are not represented by a labor union and the Company believes its relations with its employees are good.

EXECUTIVE OFFICERS OF THE REGISTRANT


     Certain information with respect to Executive Officers of the Company, as of June 26, 1997, is set forth below:

          Name                     Age                     Position
--------------------------------------------------------------------------------------------------
Lawrence W. Rosenfeld  (1) ......  44       Chairman of the Board of Directors, Chief
                                              Executive Officer and President
David I. Lemont .................  39       Senior Vice President and Chief Operating Officer
Alex N. Braverman ...............  37       Vice President, Chief Financial Officer and
                                              Treasurer
Peter T. Lanell .................  45       Vice President, Business Units Industrial Products and
                                              High Technology
Garreth P. Evans ................  48       Senior Vice President, Business Units
Aerospace and                                 Automotive
Robert E. Phillips, Ph.D ........  41       Vice President, Engineering
Noreen H. Brochu ................  42       Vice President, Worldwide Client Services


--------------------------------
 (1) Member of the Executive Committee


     Mr. Rosenfeld, a founder of the Company, has been Chief Executive Officer and a director since the Company's inception in 1984, Chairman of the Board of Directors since March 1993 and President from inception through March 1993 and again since July 1994. From 1982 to 1984, Mr. Rosenfeld was an independent CAD/CAM consultant. From 1974 to 1981, Mr. Rosenfeld was employed in various positions at Hood Sailmakers, Inc.

     Mr. Lemont joined the Company in June 1994 as Senior Vice President and Chief Operating Officer. From February 1992 to May 1994, Mr. Lemont held several Vice President positions in the sales organization at Computervision Corporation. From January 1981 to February 1992, he held various sales and sales management positions with the Unigraphics Division of McDonnell Douglas.

     Mr. Braverman has been Vice President, Chief Financial Officer and Treasurer since November 1996. From July 1994 to November 1996, he was Corporate Controller. Mr. Braverman was Controller of Artel Communications Corporation, a manufacturer of computer networking and video products, from 1988 until it was merged with Chipcom Corporation in February 1994, and was employed thereafter by Chipcom Corporation until July 1994. From 1982 to 1988, he held various financial and managerial positions with BTU Engineering and the William Carter Company.

     Mr. Lanell has been Vice President, Business Units Industrial Products and High Technology since April 1996. From April 1993 to April 1996, he was Vice President, North American Field Operations. From April 1992 to April 1993, he was the Company's Vice President, North American Sales. Mr. Lanell joined the Company in 1988 and has held various positions within North American Sales since that time. Prior to joining the Company, Mr. Lanell was a salesman for Intellicorp, Inc. from 1986 to 1988. From 1982 to 1986, he held positions in sales and technical sales support at Calma, a division of General Electric.

     Mr. Evans has been the Company's Senior Vice President, Business Units Aerospace and Automotive since April 1996. Mr. Evans joined the Company in June 1994 and served as the Company's Senior Vice President, European Operations until April 1996. From May 1993 to April 1994, Mr. Evans was Vice President and General Manager, Worldwide Sales at Computervision Corporation. From August 1990 to May 1993, Mr. Evans managed European and U.K. operations for Computervision Corporation and from 1983 to July 1990, he managed the Unigraphics and GDS U.K. operations of McDonnell Douglas.

     Dr. Phillips has been Vice President, Engineering since April 1994. He was the Company's Director of Product Engineering from February 1993 through April 1994. Dr. Phillips was previously employed by the Company during 1986 and 1987 as an application engineer. From 1987 to 1993, he was employed at General Electric Aircraft Engine division as a Senior Engineer. Dr. Phillips was an Assistant Professor of Mechanical Engineering at the University of New Hampshire from 1985 to 1986. Prior to that time, he held various engineering positions in the field of nuclear and fossil fueled power generation systems.

     Ms. Brochu has been Vice President, Worldwide Client Services since June 1995. From June 1993 to June 1995, she was Director of Technical Services. Ms. Brochu joined the Company in 1988 and held the position of Director of Technical Sales Support until June 1993. Prior to joining the Company, Ms. Brochu was employed by Computervision in various positions. Her final position was as the director of their applied technology center. She was employed by Computervision from 1979 to 1988.

     Officers of the Company are elected by, and serve at the discretion of, the Board of Directors.

     There are no family relationships among any of the executive officers of the Company.


IITEM 2 - PROPERTIES
--------------------

     The Company's headquarters and principal operations are located in approximately 30,000 square feet of office space in Burlington, Massachusetts under a lease expiring in June 2000. The Company also leases additional sales offices in the Atlanta, Detroit and San Jose metropolitan areas and, through its wholly owned subsidiaries, in the United Kingdom, France and Germany. While the Company believes its facilities are adequate for its present needs, it is continually evaluating its headquarters facilities and believes that suitable alternative space would be available on commercially reasonable terms.


ITEM 3 - LEGAL PROCEEDINGS
--------------------------

     The Company is not engaged in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

     No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended March 31, 1997.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------------------------------------------------------------------------------


     The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ National Market System under the symbol CTRA.
The following table sets forth, for the period indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ from April 1, 1995 through March 31, 1997. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                     HIGH                 LOW
                                     ----                 ---
   Fiscal 1997:
       First  Quarter              $ 7                   $4 1/2
       Second Quarter              $ 7 3/8               $4 9/16
       Third  Quarter              $11 3/4               $6 1/4
       Fourth Quarter              $15 1/4               $4 1/4


   Fiscal 1996:
       First  Quarter              $14                   $9 1/8
       Second Quarter              $12 1/4               $8 1/2
       Third  Quarter              $11                   $7 1/4
       Fourth Quarter              $ 9 1/4               $4 1/8


     On June 26, 1997, there were 102 holders of record of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

     No dividends have been paid on the Company's Common Stock to date, and the Company does not anticipate paying dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA
--------------------------------


     The selected consolidated financial data below should be read in conjunction with the "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this filing.




CONSOLIDATED FINANCIAL SUMMARY                                                         Year Ended March 31,
(In thousands, except per share data)                          --------------------------------------------------------------------
                                                                  1997           1996           1995          1994          1993

STATEMENT OF OPERATIONS DATA:
Revenues:
 Software licenses                                              $17,152        $13,133        $10,050        $ 7,894       $ 7,474
 Services                                                         6,797          7,135          8,004          6,356         4,547
 Related party software and services                                104            452          2,163          1,459          --
                                                                -------        -------        -------        -------       -------
  Total revenues                                                 24,053         20,720         20,217         15,709        12,021

Operating expenses:
 Cost of software licenses                                        2,073          1,337          1,328          1,193         1,581
 Cost of services                                                 4,410          2,677          1,928          1,472         1,511
 Sales and marketing                                             14,541         11,622          8,887          6,309         6,020
 Research and development                                         3,558          2,849          2,423          2,840         2,716
 General and administrative                                       3,681          2,612          2,144          1,832         1,530
 Restructuring charge                                               239            196           --             --            --
 Charge for purchased research and development                     --             --             --            3,711          --
                                                                -------        -------        -------        -------       -------
  Total operating expenses                                       28,502         21,293         16,710         17,357        13,358
                                                                -------        -------        -------        -------       -------
(Loss) income from operations                                    (4,449)          (573)         3,507         (1,648)       (1,337)
 Interest income (expense), net                                     191            628           (149)          (318)         (345)
 Other income (expense)                                             458            (10)           300             (4)          (99)
                                                                -------        -------        -------        -------       -------
(Loss) income before income taxes                                (3,800)            45          3,658         (1,970)       (1,781)
Provision for income taxes                                          140              9            559            264           102
                                                                -------        -------        -------        -------       -------
Net (loss) income                                               $(3,940)       $    36        $ 3,099        $(2,234)      $(1,883)
                                                                =======        =======        =======        =======       =======
Net (loss) income per common and common equivalent share (1)    $ (0.73)       $  0.01        $  0.80        $ (0.76)      $ (0.93)
                                                                =======        =======        =======        =======       =======
Weighted average number of common and
     common equivalent shares outstanding (1)                     5,391          5,750          3,865          2,947         2,029
                                                                =======        =======        =======        =======       =======


                                                                                           As of March 31,
                                                                --------------------------------------------------------------------
                                                                  1997           1996           1995           1994          1993
BALANCE SHEET DATA:
Cash and cash equivalents                                       $ 3,890        $ 9,121        $17,010        $ 1,558        $   908
Working capital (deficit)                                         9,568         12,179         15,137            114         (1,492)
Total assets                                                     25,031         25,109         26,462          7,706          5,543
Total debt (including current portion)                            1,034          1,161            221          3,638          3,012
Redcemable common stock                                            --             --             --            1,777           --
Total stockholders' equity (deficit)                             15,068         18,307         17,907         (4,458)        (3,119)


--------------------------------------------------------------------------------
(1) See Note B of Notes to Consolidated Financial Statements for an explanation of the determination of shares used in computing net income (loss) per common and common equivalent share.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports software products that automate the engineering and sales process. The Company was founded in 1984 and initially provided consulting services for customers relating to the automation of the product design process. In the course of performing these consulting services, the Company recognized a market opportunity for software tools to automate the engineering process, and began the development of tools which became the foundation for The ICAD System. The Company's proprietary software products enable customers to reduce design cycle time and improve quality by automating repetitive engineering processes.

     The Company funded its early product development efforts and operations through a combination of consulting service revenues and license fees from early customers. As the Company grew, it funded its operations through private equity transactions with corporate partners and product development agreements with computer hardware vendors.

     During fiscal 1995, the Company began development of its new sales engineering automation product called Selling Point. The initial version of Selling Point was released on June 30, 1995. This development continued through fiscal 1997 and will continue as an ongoing development activity.

     The Company distributes its products and provides related services through a direct sales organization covering North America and has international direct sales organizations in the United Kingdom, Germany and France. The Company has also entered into distribution agreements covering certain other countries in Europe and Asia.

     Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. During fiscal 1997, the Company's largest five customers represented, in the aggregate, approximately 62.6% of the Company's revenues during the period. In fiscal 1996 and fiscal 1995, the Company's largest five customers represented, in the aggregate, approximately 44.1% and 50.1%, respectively, of the Company's revenues in those years. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on major customers' requirements and the timing of their orders. Sales to affiliates represented 0.4% of the Company's revenues during fiscal 1997. In fiscal 1996 and fiscal 1995, sales to affiliates represented 2.2% and 10.7%, respectively, of the Company's revenues for such years.

     The Company has experienced and may experience in the future significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of significant orders, the timing of new product introductions and upgrades, the length of customer product evaluation periods, the mix of products sold and the mix of domestic versus international revenues could contribute to this quarterly variability. A substantial portion of the Company's revenues in a quarter are derived from purchase orders received in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels and a shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income.

     Management's Discussion and Analysis of Financial Condition and Results of Operations, as well as other portions of this document, include certain forward-looking statements about the Company's business and new products, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time.

Any such statements are subject to risks that could cause the actual results or needs to vary materially. These risks are discussed later in "Risk Factors."

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 16% to $24.1 million for the year ended March 31, 1997 from $20.7 million for the year ended March 31, 1996. This increase resulted from an increase in software licenses partially offset by a decrease in services, as discussed below. See "Liquidity and Capital Resources" for discussion on extended payment terms granted to customers to close business.

     SOFTWARE LICENSES. Software license fees increased 31% to $17.2 million for the year ended March 31, 1997 from $13.1 million for the year ended March 31, 1996, and increased as a percentage of revenues to 71% from 63%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers. In the fourth quarter of fiscal 1997, the Company recorded a provision of approximately $518,000 against license revenue. The major component of this provision consisted of a sale recorded in the first quarter to a new customer. This customer experienced turnover of the key officer who committed their respective company to the license agreement. In the fourth quarter of fiscal 1997, the Company reversed this sale based upon the customer's refusal to honor the prior contract.

     SERVICES. Service fees decreased 5% to $6.8 million for the year ended March 31, 1997 from $7.1 million for the year ended March 31, 1996, and decreased as a percentage of revenues to 28% from 35%. Service revenues are derived from consulting, training and customer support services. The decreases in revenues were primarily due to more consulting services that were contracted by the Company's customers to other consulting companies during fiscal 1997, as compared to fiscal 1996.

     RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties decreased 77% to $0.1 million for the year ended March 31, 1997 from $0.5 million for the year ended March 31, 1996, and decreased as a percentage of revenues to approximately 1% from 2%. The dollar and percentage decrease in revenues was due to lower maintenance revenues for related party customers.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 55% to $2.1 million for the year ended March 31, 1997 from $1.3 million for the year ended March 31, 1996, and increased as a percentage of software license fees to 12% from 10%. The increases in cost of software licenses were primarily due to royalties associated with higher software license revenues and the amortization of intangible assets for a full year and capitalized software.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 65% to $4.4 million for the year ended March 31, 1997 from $2.7 million for the year ended March 31, 1996, and increased as a percentage of service revenues to 65% from 38%. The increases in cost of services were primarily due to the contracting of additional personnel at higher rates and consulting companies to support consulting services previously performed by personnel who were transferred to sales and marketing.

     SALES AND MARKETING. Sales and marketing expenses increased 25% to $14.5 million for the year ended March 31, 1997 from $11.6 million for the year ended March 31, 1996, and increased as a percentage of revenues to 60% from 56%. The increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development tools, increased 25% to $3.6 million for the year ended March 31, 1997 from $2.8 million for the year ended March 31, 1996, and increased as a percentage of revenues to 15% from 14%. The increases were primarily due to the addition of research and development employees associated with the development of the Company's new product, Selling Point, and the utilization of consulting services from an outside engineering firm. The Company intends to increase its research and development expenditures over the next twelve months to keep pace with the technological needs of the marketplace.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 41% to $3.7 million for the year ended March 31, 1997 from $2.6 million for the year ended March 31, 1996, and increased as a percentage of revenues to 15% from 13%. The increase in general and administrative expenses in fiscal 1997 was primarily due to an increase in the provision for doubtful accounts. In the fourth quarter of fiscal 1997, the Company increased their estimate for doubtful accounts by approximately $1,026,000 after repeated unsuccessful attempts were made to collect certain receivables. This provision is principally made up of one large domestic receivable and two international receivables. Notwithstanding this fourth quarter provision, the Company is continuing to pursue collection of these receivables.

     RESTRUCTURING. Restructuring expenses, consisting of severance costs associated with the termination of fourteen employees, were $239,000 for the year ended March 31, 1997. Restructuring expenses, consisting of severance costs associated with the termination of twelve employees, were $196,000 for the year ended March 31, 1996.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, decreased 57% to $296,000 for the year ended March 31, 1997 from $682,000 for the year ended March 31, 1996. This decrease was attributable to lower cash balances during the year ended March 31, 1997.

     INTEREST EXPENSE. Interest expense, consisting of interest on debt, increased 94% to $105,000 for the year ended March 31, 1997 from $54,000 for the year ended March 31, 1996. This increase was attributable to a full year of interest expense associated with capital leases during the year ended March 31, 1997.

     OTHER INCOME (EXPENSE). In fiscal year 1997, other income of $458,000 consisted primarily due to marking to market certain trading securities and foreign exchange losses on intercompany transactions. In fiscal year 1996, other expense of $10,000 consisted primarily of foreign exchange losses on intercompany transactions.

     PROVISION FOR INCOME TAXES. The income tax provision for the year ended March 31, 1997 was $140,000 which primarily represents foreign withholding and state taxes. The income tax provision for the year ended March 31, 1996 was $9,000 representing an effective tax rate of approximately 20%. The effective tax rate in 1996 is lower than the statutory rate principally due to the utilization of net operating loss carryforwards and other reductions in the valuation allowance against otherwise recognizable deferred tax assets. At March 31, 1997, the Company had net operating loss carryforwards of approximately $6.3 million which expire in the years 2008 through 2012 of which approximately $2.7 million is subject to an annual limitation of approximately $150,000. The Company also has federal, state and foreign tax credit carryforwards of $.9 million, $.3 million and $.5 million, respectively, available to reduce taxable income in future periods.

FISCAL YEAR ENDED MARCH 31, 1996 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1995

     TOTAL REVENUES. The Company's total revenues increased 2% to $20.7 million for the year ended March 31, 1996 from $20.2 million for the year ended March 31, 1995. This increase resulted from an increase in software licenses partially offset by a decrease in services and related party software and services, as discussed below.

     SOFTWARE LICENSES. Software license fees increased 31% to $13.1 million for the year ended March 31, 1996 from $10.0 million for the year ended March 31, 1995, and increased as a percentage of revenues to 63% from 50%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers.

     SERVICES. Service fees decreased 11% to $7.1 million for the year ended March 31, 1996 from $8.0 million for the year ended March 31, 1995, and decreased as a percentage of revenues to 34% from 40%. Service revenues are derived from consulting, training and customer support services. The decreases in revenues were primarily due to consulting services that were outsourced to consulting companies during fiscal 1996.

     RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties decreased 79% to $0.5 million for the year ended March 31, 1996 from $2.2 million for the year ended March 31, 1995, and decreased as a percentage of revenues to 2% from 11%. The dollar and percentage decrease in revenues was the result of revenues recognized upon the delivery to San Giorgio of master copies of enhanced versions of certain products during fiscal 1995. No additional license revenue is due from related parties recognized under the original agreement and the amount of revenue from related parties recognized for fiscal 1995 and 1996 is not necessarily indicative of revenues likely to be derived from related parties in future periods.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, remained constant at $1.3 million for the fiscal years ended March 31, 1995 and 1996, but decreased as a percentage of software license fees to 10% from 13%. The decline in cost of software licenses as a percentage of software license fees was primarily due to a lower mix of software licenses requiring the payment of third party fees and lower third party royalty rates.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 39% to $2.7 million for the year ended March 31, 1996 from $1.9 million for the year ended March 31, 1995, and increased as a percentage of service revenues to 38% from 24%. The increases in cost of services were primarily due to the contracting of additional personnel and consulting companies to support consulting services previously performed by personnel who were transferred to sales and marketing.

     SALES AND MARKETING. Sales and marketing expenses increased 31% to $11.6 million for the year ended March 31, 1996 from $8.9 million for the year ended March 31, 1995, and increased as a percentage of revenues to 56% from 44%. The increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development tools, increased 18% to $2.8 million for the year ended March 31, 1996 from $2.4 million for the year ended March 31, 1995, and increased as a percentage of revenues to 14% from 12%. The increases were primarily due to the addition of research and development employees associated with the development of the Company's new product, Selling Point, and the utilization of consulting services from an outside engineering firm.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 22% to $2.6 million for the year ended March 31, 1996 from $2.1 million for the year ended March 31, 1995, and increased as a percentage of revenues to 13% from 11%. The increases in general and administrative expenses were primarily due to the increased costs of being a public company.

     RESTRUCTURING. Restructuring expenses, consisting of severance costs associated with the termination of twelve employees, for the year ended March 31, 1996 were $196,000.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, increased to $682,000 for the year ended March 31, 1996. Interest income, for the year ended March 31, 1995 was $174,000. This increase was attributable to the proceeds received from the completion of the Company's initial public offering "IPO."

     INTEREST EXPENSE. Interest expense, consisting of interest on debt, decreased to $54,000 for the year ended March 31, 1996. Interest expense, for the year ended March 31, 1995 was $323,000. This decrease was attributable to the repayment of debt with the proceeds received from the completion of the IPO.

     OTHER (EXPENSE) INCOME. In fiscal year 1996, other expense of $10,000 consisted primarily of foreign exchange losses on intercompany transactions. In fiscal year 1995, other income of $300,000 consisted primarily of foreign exchange gains on intercompany transactions.

     PROVISION FOR INCOME TAXES. The income tax provision for the year ended March 31, 1996 was $9,000 representing an effective tax rate of approximately 20%. The income tax provision for the year ended March 31, 1995 was $559,000 representing an effective tax rate of approximately 15%. The effective tax rate in 1996 and 1995 is lower than the statutory rate principally due to the utilization of net operating loss carryforwards and other reductions in the valuation allowance against otherwise recognizable deferred tax assets. At March 31, 1996, the Company had net operating loss carryforwards of approximately $3.5 million which expire in the years 2008 through 2011 of which approximately $2.9 million is subject to an annual limitation of approximately $150,000. The Company also has federal, foreign and state tax credit carryforwards of $0.8 million, $0.8 million and $0.2 million, respectively, available to reduce taxable income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

     In February of 1995, the Company raised $17.7 million (net of expenses) from an initial public offering ("IPO") of its common stock. As of March 31, 1997, the Company had cash and cash equivalents of $3.9 million. The Company also has a line of credit with a commercial lender. Under this credit line, as amended, the Company has a $2,500,000 unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and expires on June 30, 1997. The line of credit contains financial covenants which consist of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company is currently in violation of these covenants and is negotiating with the commercial lender to extend and amend the line of credit. The Company also has a $1,750,000 equipment line of credit, collateralized by the equipment, bearing interest at the bank's base lending rate and expires on March 31, 1997. The Company is also currently negotiating with the commercial lender to extend and amend the equipment line of credit. There can be no assurance that the Company will be successful in extending and amending the line of credit nor can there be any assurance that such extended and amended line of credit will be on similar terms as the existing agreement. Additionally, there can be no assurance that alternative financing will be available if required. As of March 31, 1997, the Company had borrowings under the equipment line of credit of $1,322,000.

     During fiscal 1997, the Company had a net loss of $3.9 million and used cash of $5.2 million. The decrease in cash was primarily due to $4.2 million used from operations and $1.4 million used in investing activities. The Company's operating activities included a net increase in accounts receivable of $6.8 million, an increase in accrued expenses of $1.9 million and a increase in deferred revenue of $0.9 million. Investing activities included the purchase of property and equipment for $0.3 million, the purchase of intangible assets for $0.1 million and capitalized software costs of $1.0 million. The Company regularly extends payment terms with new and existing customers to close business in a particular reporting period.

     During fiscal 1996, the Company had net income of $36,000 but used cash of $7.9 million. The decrease in cash was primarily due to $3.9 million used from operations and $4.1 million used in investing activities. The Company's operating activities included a net increase in accounts receivable of $2.5 million, a decrease in accrued expenses of $0.9 million and a decrease in deferred revenue of $1.6 million. Investing activities included the purchase of property and equipment for $1.9 million, the purchase of intangible assets for $1.3 million and capitalized software costs of $0.9 million.

     During fiscal 1996, the Company relocated its corporate headquarters. The terms of the five year lease for the new facility provide that the Company will make annual rental payments of approximately $202,000. Also, during fiscal 1996, the Company entered into a $5,000,000 five year applications consulting services contract with a significant customer of the Company. The five year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. The Company is current with all payments under this commitment. Pursuant to this reciprocal buying agreement, the Company recognized revenue and collected cash in the amount of $1,805,000 upon the execution and delivery of software with respect to the software license agreement for the year ended March 31, 1996. The Company's policy is to record the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At March 31, 1997, the Company did not use the minimum first-year commitment of $250,000 and has recorded an asset for the unused portion, that can be carried forward under the contract, of $88,000. The Company has included such amount in other current assets and expects to recognize this amount, along with the fiscal 1998 minimum commitment, during the next fiscal year.

     During fiscal 1995, the Company had net income of $3.1 million and generated a net cash increase of $15.5 million. The increase in cash was due primarily to $1.7 million generated in cash from operations offset by $0.9 million used in investing activities, and $14.8 million in financing activities. The Company's operating activities included an increase in accounts receivable of $1.7 million. Investing activities included the purchase of property and equipment for $0.4 million and capitalized software costs of $0.4 million. Financing activities included the $17.7 million from the net proceeds from the IPO, $2.3 million for the repayment of advances from corporate partners and $0.7 million for the repayment of a related party note payable.

     During fiscal 1995, the Company entered into a three year agreement to purchase consulting services from an outside engineering firm. Under the terms of the agreement, the Company's total purchase commitment ranges from $700,000 to $1,500,000. Also, in connection with the Company's agreement to license a software module, the Company paid $1,000,000 in four quarterly installments during fiscal 1996.

     The Company believes that existing sources of liquidity and funds from operations will satisfy the Company's working capital and capital expenditure requirements through at least fiscal 1998.

     In the normal course of business, the Company evaluates potential acquisitions of businesses, products or technologies that complement the Company's business. The Company has no present plans, agreements or commitments and is not currently engaged in any negotiations with respect to any material acquisitions of other businesses, products or technologies. However, the Company may acquire businesses, products or technologies in the future.

     Inflation is not expected to have a significant effect upon the Company's business in the near future.

Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statements in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data presented after the effective date. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standard, Earnings per Share ("IAS 33"). The Company plans to adopt SFAS 128 in Fiscal 1998 and has not yet determined the impact.

RISK FACTORS

     Dependence on Principal Products. The Company currently derives substantially all of its revenues from licenses of the ICAD System, Selling Point and related products and services. As a result, any factor adversely affecting sales of the Company's core group of products would have a material adverse effect on the Company. The Company's future financial performance will depend in part upon the successful development, introduction and customer acceptance of new or enhanced versions of its existing products and other products. There can be no assurance that the Company will continue to be successful in marketing the ICAD System, Selling Point and related products or any new or enhanced products the Company may develop in the future. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on the Company's results of operation. See "Business - Products."

     Broader Market Acceptance. Broader market acceptance of the Company's products is critical to the Company's future success. The Company believes that broader market acceptance of its products will depend on a number of factors including: product functionality, product reliability, price/performance characteristics, ease of use and the displacement of existing design approaches. For many potential customers, the methodology represented in the Company's products generally represents a new approach to the design process. As a result, a decision by a customer to purchase the Company's products often involves a significant evaluation period. Failure or material delay of the Company's products to achieve broader market acceptance would have a material adverse effect on the Company's business and financial results. Although the Company has established a user base of large manufacturing companies, there can be no assurance that the Company will be able to broaden that base and attain critical market penetration. In addition, any factor adversely affecting the overall CAD software market could have a material adverse effect on the Company's business and financial results. See "Business - Industry Background."

     History of Losses. Although the Company has been profitable for the fiscal years ended March 31, 1995 and 1996, the Company has experienced net losses in the fiscal years ended March 31, 1997, 1994 and 1993. As a result, as of March 31, 1997, the Company had an accumulated deficit (including acquisition-related expenses) of approximately $10.1 million. There can be no assurance that sales of the Company's existing products will either continue at historical rates or increase, or that new products introduced by the Company will achieve broad market acceptance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Concentration of Customers. Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. During the fiscal year ended March 31, 1997, three customers each accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers during such period represented, in the aggregate, approximately 62.6% of the Company's revenues during such period. In fiscal 1996, two customers each accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers represented approximately 44.1% of the Company's revenues for such year. In fiscal 1995, three customers each accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers (including two affiliated entities related to the Company which, considered together as a single customer, accounted for 10.7% of the Company's revenues), represented approximately 50.1% of the Company's revenues for such year. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on major customers' requirements and the timing of their orders. Although the Company believes it has good relationships with its largest customers and has in the past received a substantial portion of its revenues from repeat business with established customers, none of its major customers has any obligation to purchase additional products or services and, thus, there can be no assurance that any of the Company's major customers will continue to purchase products and services in amounts similar to previous years. Furthermore, no additional license revenue is due from related parties. The loss of business from one or more of these customers may have a material adverse impact on the Company. See "Business - Sales and Marketing" and "Certain Transactions."

     Competition. The market in which the Company offers its products is highly competitive. While several major CAD companies are involved in cooperative marketing relationships with the Company and currently offer products that complement those of the Company, there can be no assurance that these or other companies will not develop products or provide services that compete with those offered by the Company and that are superior to the Company's products or services or that achieve greater market acceptance. In addition, many of the Company's competitors and potential competitors have significantly greater financial, technological and marketing resources than the Company. Competitive pressures faced by the Company could force the Company to reduce its prices, resulting in slower revenue growth and reduced profitability. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition or that competition will not have a material adverse effect on the Company's business, operating results or financial condition. See "Business - Competition."

     Variability of Quarterly Operating Results. The Company has experienced and may experience in the future significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of significant orders, the timing of new product introductions and upgrades, the length of customer product evaluation periods, the mix of products sold and the mix of domestic versus international revenues could contribute to this quarterly variability. A substantial portion of the Company's revenues in a quarter are derived from purchase orders received that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expense levels are based in part on expectations of future revenue levels and a shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income.

     Dependence on Third Party Licensed Technology. Certain technology used in the Company's products is licensed from third parties. The Company licenses Allegro CL, a compiler embedded in The ICAD System, from Franz, Inc. Should this compiler become unavailable to the Company, the Company believes that it would be able to develop or obtain an alternative compiler; however, the costs of such an effort and the time required could be significant and, until an alternative compiler is developed or obtained, the Company's ability to market its products would be substantially impaired. The Company also licenses from Electronic Data Systems ("EDS"), a principal customer and marketing partner of the Company, a solid modeling software module called Parasolid, which is one of the most widely used of The ICAD System modules. The loss of the right to use such software could reduce the attractiveness of the Company's products to certain customers. The Company believes that alternative solid modeling software is available. However, there can be no assurances that such alternatives would achieve market acceptance or be available on a timely basis or on similar terms. The Company believes that the cost associated with technology licensed from third parties is not material to its results of operations and does not constitute a significant portion of the total cost of the Company's products into which such third party technology is incorporated. See "Business - Proprietary Rights."

     Technological Demands of the Marketplace. The market in which the Company competes is characterized by rapid technological changes and advances. The Company's future success will depend upon its ability to enhance its existing products and introduce new products which keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its end-users. There can be no assurance that the Company will be successful in introducing and marketing product enhancements or new products on a timely basis, or that enhancements or new products will achieve market acceptance. See "Business - Products" and "- Product Development."

     Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company does not have patents on any of its technology and relies on contracts and the laws of copyright and trade secrets to protect such technology. The Company maintains a trade secrets program, enters into confidentiality or license agreements with its employees, resellers and end-users and limits access to and distribution of its software, documentation and other proprietary information. Effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Although the Company is not aware that any of its technology infringes the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. See "Business - Proprietary Rights."

     Dependence on Key Personnel. The Company's success depends in large part upon a number of key management and technical employees. The loss of the services of one or more key employees, including Lawrence W. Rosenfeld, the Company's Chairman and Chief Executive Officer, could have a material adverse effect on the Company. In addition, the Company's success will depend in significant part upon its ability to attract and retain highly-skilled management, technical, and sales and marketing personnel. Competition for such personnel is intense and there can be no assurance that the Company will be successful in attracting and retaining such personnel. See "Executive Officers of the Registrant."

     Management of Growth. The Company's business has grown significantly over the past several years as a result of both internal growth and business and product acquisitions. The Company may make additional acquisitions in the future. Managing this growth and integrating acquired products and businesses require a significant amount of management time and skill. There can be no assurance that the Company will be effective in managing its future growth or in assimilating acquisitions or that any failure to manage growth or assimilate an acquisition will not have a material adverse effect on the Company's business, operating results or financial condition.

     International Operations. The Company's international revenues were $12.0 million, $7.7 million and $6.7 million in the fiscal years ended 1997, 1996 and 1995 respectively, representing 50.0%, 37.3% and 33.2%, respectively, of the Company's revenues in such years. Although the Company expects that international revenues will fluctuate from period to period, it expects such revenues to account for a significant percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in managing distributors, difficulties in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas and unexpected regulatory, economic or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance. See "Business - Sales and Marketing."

     Forward-Looking Statements. The Private Securities Litigation Reform Act of 1995 contains certain safe harbors regarding forward-looking statements. From time to time, information provided by the Company or statements made by its directors, officers or employees may contain "forward-looking" information subject to numerous risks and uncertainties. Any statements made herein that are not statements of historical fact are forward-looking statements including, but not limited to, statements concerning the characteristics and growth of the Company's markets and customers, the Company's objectives and plans for future operations and products and the Company's expected liquidity and capital resources. Such forward-looking statements are based on a number of assumptions and involve a number of risks and uncertainties, and, accordingly, actual results could differ materially. Factors that may cause such differences include, but are not limited to: the continued and future acceptance of the Company's products; the rate of growth in the industries of the Company's products; the presence of competitors with greater technical, marketing and financial resources; the Company's ability to promptly and effectively respond to technological change to meet evolving customer needs; risks associated with sales in foreign countries; and the Company's ability to successfully expand its operations.

ITEM 8 - FINANCIAL STATEMENTS
-----------------------------



                                     CONCENTRA CORPORATION

                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                 Page(s)

Report of Independent Accountants .............................................................     32

Consolidated Balance Sheets as of March 31, 1997 and 1996 .....................................     33

Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995 .......     34

Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 1997,
     1996 and 1995 ............................................................................     35

Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995 .......     36

Notes to Consolidated Financial Statements ....................................................  37-50


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Concentra Corporation:

     We have audited the accompanying consolidated balance sheets of Concentra Corporation as of March 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concentra Corporation as of March 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1997 in conformity with generally accepted accounting principles.



                                               /s/ COOPERS & LYBRAND L.L.P.

Boston, Massachusetts
May 7, 1997


CONCENTRA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                                                  March 31,
                                                                                                        ---------------------------
                                                                                                           1997               1996
                                        ASSETS
Current assets:
  Cash and cash equivalents                                                                             $  3,890           $  9,121
  Marketable securities                                                                                      203                 --
  Accounts receivable, net of allowance for doubtful accounts of $125 and $190                            14,050              8,284
  Other current assets                                                                                       693                628
                                                                                                        --------           --------
      Total current assets                                                                                18,836             18,033
Property and equipment, net                                                                                2,612              3,241
Capitalized software costs, net                                                                            1,878              1,268
Intangible assets, net                                                                                     1,333              2,232
Other assets                                                                                                 372                335
                                                                                                        --------           --------
            Total assets                                                                                $ 25,031           $ 25,109
                                                                                                        ========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                      $  1,551           $  1,173
  Accrued expenses                                                                                         4,123              2,177
  Income tax payable                                                                                         273                200
  Deferred revenue                                                                                         2,898              1,848
  Deferred revenue from related parties                                                                       --                 93
  Current portion of capital lease obligations                                                               423                363
                                                                                                        --------           --------
      Total current liabilities                                                                            9,268              5,854
Capital lease obligations                                                                                    611                798
Deferred revenue                                                                                              84                150
Commitments and contingencies (Note E)                                                                        --                 --
Stockholders' equity:
  Preferred stock - $.01 par value; 4,000,000 shares authorized,
    no shares issued or outstanding                                                                           --                 --
  Common stock - $.00001 par value; 40,000,000 shares authorized, 5,499,211
    and 5,333,651 shares issued and outstanding at March 31, 1997 and 1996                                    --                 --
  Additional paid-in capital                                                                              25,578             24,809
  Accumulated deficit                                                                                    (10,099)            (6,159)
  Cumulative translation adjustment                                                                         (411)              (343)
                                                                                                        --------           --------
      Total stockholders' equity                                                                          15,068             18,307
                                                                                                        --------           --------
            Total liabilities and stockholders' equity                                                  $ 25,031           $ 25,109
                                                                                                        ========           ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


CONCENTRA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)

                                                                              Year Ended March 31,
                                                                        --------------------------------
                                                                         1997          1996       1995

Revenues:
  Software licenses                                                     $17,152      $13,133     $10,050
  Services                                                                6,797        7,135       8,004
  Related party software and services                                       104          452       2,163
                                                                        -------      -------     -------
    Total revenues                                                       24,053       20,720      20,217
Operating expenses:
  Cost of software licenses                                               2,073        1,337       1,328
  Cost of services                                                        4,410        2,677       1,928
  Sales and marketing                                                    14,541       11,622       8,887
  Research and development                                                3,558        2,849       2,423
  General and administrative                                              3,681        2,612       2,144
  Restructuring charge                                                      239          196          --
                                                                        -------      -------     -------
    Total operating expenses                                             28,502       21,293      16,710
(Loss) income from operations                                            (4,449)        (573)      3,507
  Interest income                                                           296          682         174
  Interest expense                                                         (105)         (54)       (323)
  Other income (expense)                                                    458          (10)        300
                                                                        -------      -------     -------
(Loss) income before income taxes                                        (3,800)          45       3,658
Provision for income taxes                                                  140            9         559
                                                                        -------      -------     -------
Net (loss) income                                                        (3,940)          36       3,099
Accretion of redeemable common stock                                         --           --         223
                                                                        -------      -------     -------
Net (loss) income available to common stockholders                      $(3,940)     $    36     $ 2,876
                                                                        =======      =======     =======
Net (loss) income per common and common equivalent share                $ (0.73)     $  0.01     $  0.74
                                                                        =======      =======     =======
Weighted average number of common and common equivalent
  shares outstanding                                                      5,391        5,750       3,865
                                                                        =======      =======     =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED MARCH 31, 1997, 1996 AND 1995
(In thousands, except share data)



                                          SERIES A
                                         CONVERTIBLE                                                                      TOTAL
                                       PREFERRED STOCK          COMMON STOCK      ADDITIONAL              CUMULATIVE  STOCKHOLDERS'
                                     ------------------------------------------    PAID-IN   ACCUMULATED  TRANSLATION    EQUITY
                                      SHARES     AMOUNT      SHARES     AMOUNT     CAPITAL     DEFICIT    ADJUSTMENT    (DEFICIT)
                                     ----------------------------------------------------------------------------------------------

Balance at March 31, 1994             220,953   $ 3,766    2,803,701       --     $ 1,121     $ (9,294)      $ (51)      $(4,458)
                                     --------   -------    ---------    -----     -------     --------       -----       -------
  Shares issued in connection
    with initial public offering                     --    1,700,000       --      17,718                                 17,718
  Shares issued in connection
    with conversion of preferred
    stock to common stock            (220,953)   (3,766)     401,732                3,766                                     --
  Conversion of redeemable
    common stock into common
    stock                                                    271,968                2,000                                  2,000
  Stock options exercised                                     69,774                  171                                    171
  Accretion of redeemable
    common stock to
    redemption value                                                                 (223)                                  (223)
  Translation adjustment                                                                                      (400)         (400)
  Net income                               --        --           --       --          --        3,099          --         3,099
                                     --------   -------    ---------    -----     -------     --------       -----       -------
Balance at March 31, 1995                  --        --    5,247,175       --      24,553       (6,195)       (451)       17,907
                                     --------   -------    ---------    -----     -------     --------       -----       -------
  Stock options exercised                                     79,152                  224                                    224
  Shares issued in connection with
    employee stock purchase plan                               7,324                   32                                     32
  Translation adjustment                                                                                       108           108
  Net income                               --        --           --       --          --           36          --            36
                                     --------   -------    ---------    -----     -------     --------       -----       -------
Balance at March 31, 1996                  --        --    5,333,651       --      24,809       (6,159)       (343)       18,307
                                     --------   -------    ---------    -----     -------     --------       -----       -------
  Stock options exercised                                    142,070                  667                                    667
  Shares issued in connection with
    employee stock purchase plan                              23,490                  102                                    102
  Translation adjustment                                                                                       (68)          (68)
  Net loss                                 --        --           --       --          --       (3,940)         --        (3,940)
                                     --------   -------    ---------    -----     -------     --------       -----       -------
Balance at March 31, 1997                  --        --    5,499,211       --     $25,578     $(10,099)      $(411)      $15,068
                                     ========   =======    =========    =====     =======     ========       =====       =======


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.


CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                                         Year Ended March 31,
                                                                                           -----------------------------------------
                                                                                             1997            1996             1995

Cash flows from operating activities:
  Net income (loss)                                                                         $(3,940)       $     36        $  3,099
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                              2,413           1,362             715
   Foreign exchange loss (gain)                                                                 166              38            (308)
   Provision for bad debts                                                                    1,026             101             173
   Change in net unrealized holding gain on trading security                                   (203)             --              --
  Changes in operating assets and liabilities:
     Accounts receivable                                                                     (6,770)         (2,546)         (1,666)
     Other assets                                                                              (102)           (244)           (228)
     Accounts payable                                                                           382              48             491
     Accrued expenses                                                                         1,883            (890)           (585)
     Deferred revenue                                                                           875          (1,591)           (262)
     Income taxes payable                                                                        73            (212)            315
                                                                                            -------        --------        --------
       Net cash (used in) provided by operating activities                                   (4,197)         (3,898)          1,744
                                                                                            -------        --------        --------
Cash flows used in investing activities:
  Capitalized software costs                                                                   (970)           (865)           (416)
  Purchase of property and equipment                                                           (326)         (1,928)           (422)
  Purchase of intangible assets                                                                 (96)         (1,322)            (61)
                                                                                            -------        --------        --------
       Net cash used in investing activities                                                 (1,392)         (4,115)           (899)
                                                                                            -------        --------        --------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net of issuance cost                                  102              32          17,718
  Proceeds from exercise of stock options                                                       667             224             171
  Repayment of advances from corporate partners                                                  --              --          (2,276)
  Principal payments under capital lease obligations                                           (230)           (243)            (98)
  Repayment of related party note payable                                                        --              --            (746)
                                                                                            -------        --------        --------
       Net cash provided by financing activities                                                539              13          14,769
                                                                                            -------        --------        --------
Effects of exchange rates on cash and cash equivalents                                         (181)            111            (162)
Net (decrease) increase in cash and cash equivalents                                         (5,231)         (7,889)         15,452
Cash and cash equivalents at beginning of year                                                9,121          17,010           1,558
                                                                                            -------        --------        --------
Cash and cash equivalents at end of year                                                    $ 3,890        $  9,121        $ 17,010
                                                                                            =======        ========        ========
 Supplemental disclosure of cash flow information:
   Interest paid                                                                            $   106        $     54        $    260
   Income taxes paid                                                                             67             221             244
 Supplemental disclosure of non-cash investing and financing activities:
   Purchase of intangible asset                                                                  --              --           1,000
   Equipment acquired under capital lease obligations                                           139           1,183             242
   Conversion of redeemable common stock to common stock                                         --              --           2,000
   Conversion of preferred stock to common stock                                                 --              --           3,766


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              CONCENTRA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


A.  NATURE OF BUSINESS

Description of Business

     Concentra Corporation, formerly ICAD, Inc. (the "Company") was incorporated in April 1984 and operates in one business segment. The Company develops, markets and supports software products that automate the engineering and sales process.

     The Company is subject to a number of risks similar to other companies in the industry, including dependence on two principal products, concentration of customers, competition from substitute products and larger companies, rapid technological change, uncertainty of market acceptance of products, dependence on third-party licensed technology and proprietary technology, dependence on key personnel, dependence on domestic and international distributors and resellers, the need to obtain additional financing, and the risks associated with international operations.

     The Company has experienced and may experience in the future significant quarter-to-quarter fluctuations in its operating results. Factors such as the timing of significant orders, the timing of new product introductions and upgrades, the length of customer product evaluation periods, the mix of products sold and the mix of domestic versus international revenues could contribute to this quarterly variability. A substantial portion of the Company's revenues in a quarter are derived from purchase orders received in that quarter, which makes the Company's financial performance more susceptible to an unexpected downturn in business and more unpredictable. In addition, the Company's expenses levels are based in part on expectations of future revenue levels and a shortfall in expected revenues could therefore result in a disproportionate decrease in the Company's net income.

B.  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of Accounting Estimates

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

Cash Equivalents and Marketable Securities

     The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Those instruments with maturities between three months and twelve months are considered to be short-term marketable securities and investments with maturities of greater than one year are classified as long-term marketable securities.

     Cash equivalents, which include debt securities, are carried at amortized cost plus accrued interest which approximates fair value.

                              CONCENTRA CORPORATION

     Upon being subject to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," the Company classified a previously owned common stock investment as a trading security. Trading securities are carried at their fair market value based upon the quoted market prices in effect at the balance sheet date. Net unrealized gains on trading securities of approximately $203,000 are included in other income (expense) for the year ended March 31, 1997.

 Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method based on the following estimated useful lives:

            Computer equipment                           3-5 years
            Furniture and fixtures                       5-7 years

     Amortization of leasehold improvements is computed on a straight-line method over the shorter of the estimated useful life of the leasehold improvements or the remaining term of the lease.

     Expenditures for maintenance, repairs and renewals that neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. When assets are retired or disposed of, the assets and related allowances for depreciation are eliminated from the accounts and any resulting gain or loss is reflected in operations.

Research and Development and Capitalized Software Costs

     Costs incurred prior to the establishment of technological feasibility are charged to research and development expense. Software production costs incurred subsequent to the establishment of technological feasibility are capitalized until the product is available for general release to customers. Amortization of capitalized software costs are recognized on a straight-line basis over the estimated economic lives of the related products of three years, which amount is greater than the amount computed using the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product.

     Amortization of capitalized software costs, included in cost of software licenses, amounted to approximately $360,000, $290,000 and $174,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

Intangible Assets

     Intangible assets, which represent various software licenses, are recorded at cost and are amortized over their estimated useful lives of three to five years. Amortization of intangible assets amounted to approximately $995,000, $317,000 and $141,000 for the years ended March 31, 1997, 1996, and 1995, respectively, and are included in cost of software licenses.

     During 1995, the Company entered into a five year software license agreement with a significant customer and marketing partner. The agreement required an upfront fee of $1,000,000, as well as additional payments (See Note
E) for the use of software which is embedded in certain of the Company's products. This asset is being amortized over the five year life of the agreement.

                              CONCENTRA CORPORATION

Revenue Recognition

     Revenue from software license agreements is recognized upon shipment of the license provided that no significant vendor obligations remain outstanding and collection of the related receivable is deemed probable by management. Revenue from annual or multi-year maintenance agreements, including maintenance bundled in initial software licenses, is recognized ratably over the term of the agreements. Revenue from consulting and training agreements is recognized as the services are performed.

Income Taxes

     The Company provides taxes for income based on the liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred taxes are determined based on the difference between the income tax bases of assets and liabilities and the corresponding financial reporting amounts using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company provides a valuation allowance against net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Foreign Currency

     Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at year end. Revenues and expenses are translated using currency exchange rates in effect during the year. Gains or losses resulting from translation adjustments are reported as a separate component of stockholders' equity. Foreign exchange (losses) gains resulting from intercompany foreign currency transactions of approximately $(166,000), $(38,000) and $308,000 for the years ended March 31, 1997, 1996 and 1995, respectively, are included in other income and expense.

Concentration of Credit Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist of temporary cash investments and trade receivables.

     The Company invests its cash balances with banks and other financial institutions. As of March 31, 1997 and 1996, the Company had $0 and $3,962,000, respectively, of cash equivalents invested in commercial paper which are considered to be cash equivalents due to their short-term maturity. The Company also has cash equivalents which are comprised of a repurchase agreement with a bank and U.S. Treasury Securities. The carrying amount of these cash equivalents approximates fair value because of their short-term maturity. The Company does not require collateral on its repurchase agreements.

     Credit risk with respect to trade receivables is concentrated due to the limited amount of large orders recorded in any particular reporting period. The Company regularly extends payment terms with new and existing customers to close business in a particular reporting period. The Company does not require collateral, letters of credit, or other security to support customer receivables. The Company's credit review procedures are generally more limited for overseas customers and the Company has experienced greater credit losses with such overseas customers than anticipated. In some cases, the Company does have private foreign credit insurance to protect against foreign credit losses. Due to the factors discussed above, it is reasonably possible that the Company's estimate for doubtful accounts could differ from actual experience and adversely impact the Company's financial position, results of operations and cash flows.

                              CONCENTRA CORPORATION

Net Income (Loss) Per Common and Common Equivalent Share

     Net income (loss) per common and common equivalent share is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares are included in the per share calculations where the effect of their inclusion would be dilutive.

     In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), all common and common equivalent shares issued during the twelve month period prior to the initial public offering ("cheap stock") which was completed on February 6, 1995, have been included in the calculation as if they were outstanding for all periods. As permitted under SAB No. 83, these common equivalent shares, which consist of stock options, were determined using the treasury stock method and the initial public offering ("IPO") price of $12.00 per share. In the computation of net income (loss) per common and common equivalent share, accretion of redeemable common stock is included as a decrease in net income or increase in net loss available to common stockholders. Series A Preferred Stock is not considered a common stock equivalent based on its effective yield to maturity.

     Fully diluted net income (loss) per common and common equivalent share did not differ materially from primary net income (loss) per common and common equivalent share.

Newly Issued Accounting Standards

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), which is effective for fiscal years ending after December 15, 1997, including interim periods. Earlier application is not permitted. However, an entity is permitted to disclose pro forma earnings per share amounts computed using SFAS 128 in the notes to financial statement in periods prior to adoption. SFAS 128 requires restatement of all prior-period earnings per share data presented upon adoption. SFAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is substantially similar to the standard recently issued by the International Accounting Standards Committee entitled International Accounting Standard, Earnings per Share ("IAS 33"). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and has not yet determined the impact.

C.  CASH AND CASH EQUIVALENTS


     Cash and cash equivalents consist of the following investments (in thousands):

                                                                 March 31,
                                                           -------------------
                                                            1997          1996

     Demand Deposits and CDs                               $1,762       $1,387
     U.S. Treasury Securities                               2,128        3,772
     Commercial Paper                                           -        3,962
                                                           ------       ------
                                                           $3,890       $9,121
                                                           ======       ======

                              CONCENTRA CORPORATION

D.  PROPERTY AND EQUIPMENT


     Property and equipment consists of the following (in thousands):

                                                                March 31,
                                                          -------------------
                                                           1997         1996

     Computer equipment                                   $4,353       $4,054
     Furniture and fixtures                                1,615        1,538
     Leasehold improvements                                1,142        1,091
                                                          ------       ------
                                                           7,110        6,683
     Less accumulated depreciation and amortization        4,498        3,442
                                                          ------       ------
                                                          $2,612       $3,241
                                                          ======       ======


     Depreciation and amortization expense was approximately $1,056,000, $761,000 and $400,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

     Fully depreciated assets of $240,000 were retired during fiscal year 1996 pursuant to the Company's relocation of facilities.


     Property and equipment under capital leases consists of the following (in thousands):

                                                                March 31,
                                                           -----------------
                                                            1997       1996

     Computer equipment                                    $1,109     $  988
     Furniture and fixtures                                   739        721
                                                           ------     ------
                                                            1,848      1,709
     Less accumulated amortization                          1,067        572
                                                           ------     ------
                                                           $  781     $1,137
                                                           ======     ======

E.  COMMITMENTS AND CONTINGENCIES

Line of Credit

     On June 20, 1996, the Company renewed its demand line of credit of $2,500,000 with a commercial bank pursuant to the terms under the unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and expires on June 30, 1997. There were no amounts outstanding under the working capital line of credit at March 31, 1997 or 1996. The line of credit contains financial covenants which consist of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company is currently in violation of these covenants and is negotiating with the commercial lender to extend and amend the demand line of credit. There can be no assurance that the Company will be successful in extending and amending the line of credit nor can there be any assurance that such extended and amended line of credit will be on similar terms as the existing agreement. Additionally, there can be no assurance that alternative funding will be available if required.

                              CONCENTRA CORPORATION

Capital and Operating Leases

     The Company has a $1,750,000 equipment line of credit, collateralized by the equipment, bearing interest at the bank's base lending rate and expired on March 31, 1997. The Company is currently negotiating with the commercial lender to extend and amend the equipment line of credit. As of March 1997, the Company purchased $1,322,000 of furniture and computer equipment under the equipment line of credit.

     The Company has entered into certain operating lease agreements for computer equipment and its office and sales facilities, expiring through fiscal 2001. The Company also leases certain computer equipment and furniture and fixtures under capital leases. Under the terms of certain operating lease agreements, the Company may be required to pay for utilities, real estate taxes, insurance and maintenance expenses.

     On June 2, 1995, the Company signed a new five year operating lease for its corporate headquarters. The terms of the new lease provide that the Company will make annual rental payments of approximately $202,000.


     At March 31, 1997, approximate future minimum lease payments under capital and operating leases are as follows (in thousands):

   Year ended March 31,                        Capital Leases   Operating Leases
   --------------------                        --------------   ----------------

   1998                                            $  400            $  438
   1999                                               339               413
   2000                                               339               252
   2001                                               122                84
   2002                                                25                 -
                                                   ------            ------
   Total future minimum lease payments              1,225            $1,187
                                                                     ======
   Amount representing interest                      (191)
                                                   ------
   Present value of future minimum lease
     payments on capital leases                     1,034
   Current portion                                   (423)
                                                   ------
                                                   $  611
                                                   ======


     Rental expense under operating leases was approximately $588,000, $1,005,000 and $1,191,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

                              CONCENTRA CORPORATION

Royalty and Consulting Arrangements

     During fiscal 1996 the Company entered into a $5,000,000 five year applications consulting services contract with a significant customer of the Company. The five year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services that will be used by the Company over a five year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000,
$600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At March 31, 1997, the Company did not use the minimum first-year commitment of $250,000 and has recorded an asset for the unused portion, that can be carried forward under the contract, of $88,000. The Company has included such amount in other current assets and expects to recognize this amount, along with the fiscal 1998 minimum commitment, during the next fiscal year. Pursuant to this reciprocal buying agreement, the Company recognized revenue and collected cash in the amount of $1,805,000 upon the execution and delivery of software with respect to the software license agreement for the year ended March 31, 1996.

     During fiscal 1995 the Company entered into a five year license and royalty agreement, as amended, with a significant customer and marketing partner of the Company (See Note H). Pursuant to this agreement, the Company recognized revenue and collected cash in the amount of $1,000,000 upon the execution and delivery of software with respect to this software license arrangement. In addition, the Company, in connection with an arrangement to license a software module from this significant customer, has paid $1,000,000 in prepaid royalties to be amortized over the life of the five year agreement, commencing January 1, 1995. Also, during fiscal 1996 the Company paid additional royalty amounts of $1,000,000 in four quarterly installments. The Company amortizes these additional royalty payments to cost of software licenses based upon predetermined percentages of revenues generated from the sale of product.

F.  INCOME TAXES


     The components of the provision for income taxes consist of the following
(in thousands):

                                           Year Ended March 31,
                                ------------------------------------
                                 1997          1996            1995
     Current:
       Federal                  $ --            $ --            $344
       Foreign                   120              --             108
       State                      20               9             107
                                ----            ----            ----
                                 140               9             559
     Deferred:
       Federal                    --              --              --
       State                      --              --              --
                                ----            ----            ----
                                  --              --              --
                                ----            ----            ----

                                $140            $  9            $559
                                ====            ====            ====


                              CONCENTRA CORPORATION


     Income (loss) before income taxes for domestic and foreign operations are as follows (in thousands):

                                    Year Ended March 31,
                          ---------------------------------------
                            1997            1996            1995

          Domestic        $(2,240)          $ 828          $3,668
          Foreign          (1,560)           (783)            (10)
                          -------           -----          ------
                          $(3,800)          $  45          $3,658
                          =======           =====          ======



     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:


                                                            Year Ended March 31,
                                                        ---------------------------
                                                         1997       1996      1995

U.S. federal statutory rate                             (34.0)%     34.0%     34.0%
State taxes, net of applicable federal tax benefit         .3       13.2       1.9
Foreign withholding tax                                   3.2         --       2.9
Losses not benefited                                     33.5         --        --
Net operating loss utilized                                --         --     (12.8)
Other reductions in valuation allowance                    --      (60.1)    (12.4)
Non-deductible meals and entertainment                     .7       32.9       1.7
                                                         ----      -----     -----

                                                          3.7%      20.0%     15.3%
                                                         ====      =====     =====



     The following represents the significant components of the Company's net deferred tax assets (in thousands):
                                                           March 31,
                                                      --------------------
                                                       1997         1996

Deferred tax assets (liabilities):
  Federal net operating losses                        $ 2,144      $ 1,196
  Tax credit carryforwards                              1,426        1,398
  Foreign net operating loss                            1,793        1,272
  Deferred revenue                                         --           68
  Difference in cost recognition basis, accrual
    for books and cash for tax                            456          402
  Depreciation and amortization                           200          103
  State tax credits and net operating
    losses, net of federal benefit                        717          440
  Capitalized software                                   (756)        (510)
  Valuation allowance for deferred tax assets          (5,980)      (4,369)
                                                      -------      -------
                                                      $    --      $    --
                                                      =======      =======


     The Company believes there is uncertainty surrounding the realization of favorable tax benefits in future tax returns; accordingly the net deferred tax assets at March 31, 1997 and 1996 have been fully offset by a valuation allowance.

                             CONCENTRA CORPORATION

     As of March 31, 1997, the Company had approximately $6,305,000 of net operating loss carryforwards for federal income tax purposes which begin to expire in the years 2008 through 2012. Approximately $737,000 of the Company's net operating loss is attributable to the exercises of stock options which, when utilized, will be credited to additional paid in capital. Pursuant to a change in ownership, $2,700,000 of the federal net operating loss is subject to an annual limitation of approximately $150,000. The Company has research and development credits for federal and state income tax purposes of approximately $860,000 and $314,000, respectively, that begin to expire in 2000. Foreign tax credit carryforwards of approximately $507,000 expire in the years 1998 through 2001. Alternative minimum tax credits of approximately $60,000 carries forward indefinitely. The Company has net operating loss carryforwards in foreign jurisdictions of approximately $4,924,000 of which approximately $1,083,000 expire in the years 1997 through 2001.

G.  SIGNIFICANT CUSTOMERS


     The following represents significant customer revenue:
                                                  Year Ended March 31,
                                              -------------------------
                                              1997      1996      1995

          Customer  A                         20.9%     16.0%     12.6%
          Customer  B                         19.3%       --        --
          Customer  C                         14.9%       --        --
          Customer  D                          4.2%       --        --
          Customer  E                          3.3%      6.5%     17.2%
                                              ----      ----      ----
                                              62.6%     22.5%     29.8%
                                              ====      ====      ====

H.  RELATED PARTY TRANSACTIONS

     The Company acquired Wisdom Systems, Inc. ("Wisdom"), a developer of mechanical design automation software products in June 1993, from its parent (the "Parent").

     In June 1993, the Company and an affiliate of the Parent (the "Distributor"), entered into a fixed fee distribution license agreement for the Italian market. The Distributor purchased for resale 40 licenses totaling $1,200,000, payable in four equal quarterly installments of $300,000, commencing on July 1, 1993.

     In June 1993, the Company and the Parent entered into a fixed fee license agreement for 60 licenses totaling $2,800,000, which agreement was subsequently assigned to an affiliate of the Parent (the "End-User"). License fees totaling approximately $600,000 were paid based upon the shipment of the master version of the licensed products. In September 1994, the Company shipped the master version of the enhanced licensed products as required under the agreement and the remaining fixed fee amount of $2,200,000 became payable over one year which was repaid in full during fiscal 1995.

                              CONCENTRA CORPORATION

     The Company has recognized approximately $104,000 and $452,000 in service revenues during fiscal 1997 and 1996 respectively under the aforementioned fixed fee arrangements. The Company has deferred revenue for the product enhancement privileges which include and extend to any replacement products introduced prior to installation of the respective licenses. The deferred amounts were determined using the Company's standard European maintenance fee. These fees are being amortized over three years based upon the Distributor contract term of three years and the installation schedule of the End User. The Company delivered the master versions of the licensed products. There is no right of refund or adjustment to the amounts received or remaining significant obligations.

I.  STOCKHOLDERS' EQUITY (DEFICIT)

    Preferred Stock

     On November 18, 1994, the Board of Directors authorized 4,000,000 shares of $.01 par value Preferred Stock. The Board of Directors is authorized, subject to certain limitations prescribed by law, without further stockholder approval, to issue from time to time up to an aggregate of 4,000,000 shares of Preferred Stock in one or more series and to fix the designations, preferences, qualifications and limitations on restrictions of the shares of each said series, including the dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights and preemptive rights and the number of shares constituting any series.

    Preferred Share Purchase Rights

     On April 21, 1997, the Board of Directors declared a dividend of one Right for each outstanding share of Common Stock, par value $0.00001 per share, of the Company. The Rights were distributed on April 24, 1997, to holders of record on that date. The rights will expire on April 24, 2007. Each Right will entitle shareholders to buy 1/1000 of a share of Series A preferred stock at an exercise price of $30.00. Initially, no separate Rights certificates will be distributed. The Rights will trade with the Company's Common Stock and will not be exercisable until one of the following conditions occur: 1) the Company receives notice of the acquisition of 20 percent or more of the Company's Common Stock by a person or group; or 2) such date as the Company's Board of Directors determines following the commencement of a tender offer for 20 percent or more of the Company's Common Stock. At the discretion of the Board of Directors, the Rights can be redeemed at any time prior to the date that the Rights become exercisable. If the Rights are not redeemed by the Board, and the Company is acquired, holders of the Rights (other than an "Acquiring Person") will be entitled to purchase shares of Preferred Stock of the Company equivalent to shares of Common Stock having a fair market value of twice the exercisable price.

Stock Options

     On September 15, 1987 and June 11, 1993, the Board of Directors and stockholders approved the Company's 1987 Stock Plan and 1993 Stock Plan (the "Plans"), respectively. The Plans provide for the granting of incentive stock options to officers and employees, to purchase shares of the Company's common stock at a price not less than fair value, as determined by the Board of Directors, on the grant date. The Plans also provide for the granting of non-qualified stock options or awards of Common Stock to employees, officers and directors of and consultants to the Company. Options expire 10 years from the date of grant. Certain executive officers have options that vest eight years from the date of grant. If certain performance targets are met, 20% of these options will vest linearly over three years annually from the time of achievement so long as the executive officer continues to be employed by the Company. At March 31, 1997, 1,794,477 shares of Common Stock are reserved for issuance under the Plans.

                              CONCENTRA CORPORATION


     Information related to stock options granted under the Plans is as follows:


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                                                                     EXERCISE       NUMBER
                                               SHARES           OPTION PRICE          PRICE       EXERCISABLE

       Outstanding at March 31, 1994           719,385        $1.375 - $ 5.500        $3.91         281,205
                                             ---------        ------   -------        -----         -------
         Granted                               254,730         5.500 -  11.250
         Canceled                             (110,273)        1.375 -   6.875
         Exercised                             (24,319)        1.375 -   4.125
                                             ---------        ------   -------

       Outstanding at March 31, 1995           839,523         1.375 -  11.250        $5.25         305,540
                                             ---------        ------   -------        -----         -------
         Granted                               369,033         5.500 -  11.000
         Canceled                              (52,061)        4.125 -  11.250
         Exercised                             (79,152)        1.375 -   6.875
                                             ---------        ------   -------        -----         -------

       Outstanding at March 31, 1996         1,077,343         1.375 -  11.250        $6.44         464,004
                                             ---------        ------   -------        -----         -------
          Granted                              440,750         4.875 -  14.500
          Canceled                            (135,304)        4.125 -  14.500
          Exercised                           (142,070)        1.375 -  11.250
                                             ---------        ------   -------        -----         -------

       Outstanding at March 31, 1997         1,240,719        $1.375 - $14.500        $6.33         476,107
                                             =========        ================        =====         =======


     At March 31, 1997, options for 553,758 shares of Common Stock were available for future grants.

     At March 31, 1997, fully vested options not issued pursuant to the Company's Plans to purchase an aggregate of 32,923 shares of Common Stock at a weighted average exercise price of $0.00006 are outstanding.

     On October 24, 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Stock Purchase Plan covers up to 440,000 shares of the Company's Common Stock. At March 31, 1997, 30,814 shares of Common Stock were issued under the Stock Purchase Plan.

Stock Compensation Plan

     At March 31, 1997, the Company has several stock-based compensation plans, which are described above. The Company applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the

                              CONCENTRA CORPORATION
method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                             March 31,             March 31,
                                               1997                 1996
                                               ----                 ----
       Net (loss) income
           As reported                       $(3,940)               $   36
           Pro forma*                        $(4,791)               $ (635)
       Primary earnings per share
           As reported                       $ (0.73)               $ 0.01
           Pro forma*                        $ (0.88)               $(0.11)

     *SFAS No. 123 requires pro forma disclosure of the effect of all options granted in fiscal years after March 31, 1995; therefore, there are no pro forma amounts required for fiscal 1995. The pro forma effect of the compensation cost determined using the fair value-base method are not indicative of future amounts when the new method will apply to all vested and non-vested awards.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed weighted-average assumptions used for grants in 1997 and 1996, respectively; dividend yield of 0.0%; expected volatility of 80 percent; weighted average risk-free interest rates of 5.96% and 5.96%; and expected lives of five years. The average fair value of the options granted during 1997 and 1996 is estimated as $3.84 and $6.23, respectively, on the date of the grant.

Fixed Stock Option Plans

     The Company has two fixed option plans. Under the 1987 Employee Stock Option Plan, the Company may grant options to its employees for up to 909,091 shares of common stock. Under the 1993 Employee Stock Option Plan, the Company may grant options to its employees for up to 1,159,091 shares of common stock. Under the plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and option's maximum term is 10 years. Options are granted throughout the year and typically begin vesting at the end of the first year under the Plans.

     The following table summarizes information about fixed stock options outstanding at March 31, 1997:

                                           WEIGHTED-
                            NUMBER          AVERAGE          WEIGHTED-         NUMBER         WEIGHTED-
    RANGE OF             OUTSTANDING       REMAINING          AVERAGE        EXERCISABLE       AVERAGE
 EXERCISE PRICES         AT 3/31/97     CONTRACTUAL LIFE   EXERCISE PRICE    AT 3/31/97     EXERCISE PRICE
 ---------------         ----------     ----------------   --------------    ----------     --------------

$0.0001 - $ 2.7500          73,959            2.09            $1.2503          73,595          $ 1.2496
$4.1250 - $ 4.1250         318,413            5.96            $4.1250         266,470          $ 4.1250
$4.8750 - $ 4.8750         327,400            9.01            $4.8750              --                --
$5.0000 - $ 9.2500         225,494            7.88            $6.9141          75,450          $ 6.8034
$9.5000 - $14.5000         328,376            7.18            $9.9613          93,515          $10.0367

                              CONCENTRA CORPORATION

J.  FOURTH QUARTER ADJUSTMENTS AND CHARGES

     The Company recorded net adjustments affecting revenues and receivables of approximately $1,544,000 in the fourth quarter of fiscal 1997. Of this amount, $1,026,000 relates to an increase in the provision for doubtful accounts which the Company recorded after repeated unsuccessful attempts were made to collect certain receivables. This provision is principally made up of one large domestic receivable and two international receivables. Notwithstanding this fourth quarter provision, the Company is continuing to pursue collection of these receivables. The remaining $518,000 relates to a sale recorded in the first quarter to a new customer. This customer experienced turnover of the key officer who committed their respective company to the license agreement. In the fourth quarter of fiscal 1997, the Company reversed this sale based upon the customer's refusal to honor the prior contract.

     The Company recorded a restructuring charge of approximately $239,000 in the fourth quarter consisting of severance costs associated with the termination of fourteen employees for fiscal 1997. At March 31, 1997, the outstanding unpaid balance of $216,000 is included in accrued expenses.

     The Company also recorded in other income a gain of $203,000 based upon classifying a common stock investment as a trading security.

K.  ACCRUED EXPENSES


     Accrued expenses consist of the following (in thousands):

                                                    Year Ended  March 31,
                                                    ---------------------
                                                      1997         1996

         Compensation                                $1,347       $  767
         Value-added tax                                922          255
         Other                                        1,854        1,155
                                                     ------       ------
                                                     $4,123       $2,177
                                                     ======       ======


L.  DEFINED CONTRIBUTION PLAN

     In 1991, the Board of Directors adopted the Company's 401(k) Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All employees who are at least 21 years of age and have been employed by the Company for at least six months are eligible to participate in the 401(k) Plan. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitation.

     The Company may at its discretion make matching contributions on behalf of each participating employee in an amount equal to some uniform percentage fixed from time to time by the Board of Directors. The Company is not currently making matching contributions. If the Company were to do so in the future, under the current terms of the 401(k) Plan, employees would become vested in such Company contributions at the rate of 25% per year of service.

                              CONCENTRA CORPORATION

M.  GEOGRAPHIC DATA

     The Company has subsidiaries in various foreign countries in Europe, which sell the Company's products and services in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):


                                                            North America          Europe            Eliminations       Consolidated
                                                            ------------------------------------------------------------------------

Year ended March 31, 1997
  Total revenues:
    Unaffiliated customers                                    $ 16,973             $ 6,976             $    --             $ 23,949
    Affiliated customers (Note H)                                  104                  --                  --                  104
    Intercompany transfers                                       3,526                  --              (3,526)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 20,603             $ 6,976             $(3,526)            $ 24,053
                                                              ========             =======             =======             ========
  Net income (loss)                                           $ (2,380)            $(1,560)            $    --             $ (3,940)
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 19,738             $ 5,293             $    --             $ 25,031
                                                              ========             =======             =======             ========

Year ended March 31, 1996
  Total revenues:
    Unaffiliated customers                                    $ 16,822             $ 3,446             $    --             $ 20,268
    Affiliated customers (Note H)                                  452                  --                  --                  452
    Intercompany transfers                                       1,297                  --              (1,297)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 18,571             $ 3,446             $(1,297)            $ 20,720
                                                              ========             =======             =======             ========
  Net income (loss)                                           $    819             $  (783)            $    --             $     36
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 21,903             $ 3,206             $    --             $ 25,109
                                                              ========             =======             =======             ========

Year ended March 31, 1995
  Total revenues:
    Unaffiliated customers                                    $ 14,696             $ 3,358             $    --             $ 18,054
    Affiliated customers (Note H)                                2,163                  --                  --                2,163
    Intercompany transfers                                       1,283                  --              (1,283)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 18,142             $ 3,358             $(1,283)            $ 20,217
                                                              ========             =======             =======             ========
  Net income (loss)                                           $  3,110                 (11)                 --             $  3,099
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 23,669             $ 2,793             $    --             $ 26,462
                                                              ========             =======             =======             ========



--------------------------------------------------------------------------------
     Intercompany transfers primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

     Export sales to unaffiliated customers were approximately $5,400,000, $3,829,000 and $1,197,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
-------------------------------------------------------------------------------
         DISCLOSURE
         ----------

         None.


                                    PART III

     Certain information required by Part III is omitted from this Report in that the Registrant will file a definitive proxy statement pursuant to Regulation 14A (the "Proxy Statement") not later than 120 days after the end of the fiscal year covered by this Report an certain information included therein is incorporated herein by reference. Only those sections of the Proxy Statement that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Proxy Statement.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     The information concerning the Company's directors required by this Item is incorporated by reference to the sections entitled "Proposal No.1 - Election of Directors," "Meetings of the Board of Directors and Committees," and "Director Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 29, 1997.

     The information concerning the Company's executive officers required by this Item is incorporated by reference herein to this section of this Report in
Part I, Item 1, entitled "Executive Officers of the Registrant."

     There is incorporated herein by reference to the discussion under "Principal and Management Stockholders" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 29, 1997 the information with respect to delinquent filing of reports pursuant to section 16(a) of the Securities Exchange Act of 1934.


ITEM 11 - EXECUTIVE COMPENSATION
--------------------------------

     The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 29, 1997.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

     The information required by this Item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 29, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

     The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 29, 1997.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------

(a)       The following documents are included as part of this report:

          (1)  FINANCIAL STATEMENTS

               The following financial statements of the Company and the report of the independent accountants are filed as part of this report:

               Report of Independent Accountants
               Consolidated Balance Sheets as of March 31, 1997 and 1996 Consolidated Statements of Operations for the years ended March 31, 1997, 1996 and 1995
               Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 1997, 1996 and 1995
               Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996 and 1995
               Notes to Consolidated Financial Statements

          (2)  FINANCIAL STATEMENT SCHEDULES

               Schedule II - Valuation and Qualifying Accounts

          (3)  EXHIBITS

               Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act of 1933 and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated is indicated by footnote.


  EXHIBIT NUMBER                    DESCRIPTION OF DOCUMENT
--------------------------------------------------------------------------------

         +3.01  --  Restated Certificate of Incorporation of the Registrant, as
                    amended.

        + 3.02  --  Restated By-Laws of Registrant.

   ++++++ 3.03  --  Certificate of Designations.

        + 4.01  --  Specimen Stock Certificate for Common Stock, $.00001 par
                    value.

   ++++++ 4.02  --  Rights Agreement dated April 24, 1997 between the
                    Registrant and the First National Bank of Boston.

   ++++++ 4.03  --  Form of Rights Certificate representing Right to Purchase shares of Series A Participating Cumulative Preferred
                    Stock.

        +10.01  --  Noncompetition and Termination Agreement dated June 16, 1993 between the Registrant and Lawrence W. Rosenfeld.

        +10.03  --  Employee Non-competition, Nondisclosure and Developments
                    Agreement between the Registrant and Garreth P. Evans.

        +10.04  --  Employment Agreement between ICAD Engineering Automation
                    Ltd. and Garreth P. Evans.

        +10.05  --  Letter Agreement amending Employment Agreement and Employee
                    Non-competition, Nondisclosure and Developments Agreement of Garreth P. Evans

       +10.07   --  Employee Non-competition, Nondisclosure and Developments
                    Agreement between the Registrant and David I. Lemont.

       +10.08   --  Form of Employee Non-competition, Nondisclosure and
                    Developments Agreement.

       +10.09   --  Form of Indemnity Agreement between the Registrant and each director and executive officer of the Registrant.

     **+10.10   --  1987 Stock Plan, together with forms of Stock
                    Option Agreements.

 **+++++10.11   --  1993 Stock Plan, together with forms of Stock
                    Option Agreements, as amended.

     **+10.12   --  1994 Non-Employee Directors Stock Option Plan.

   **+++10.13   --  1995 Employee Stock Purchase Plan.

       +10.14   --  Registration Rights Agreement dated as of June 16, 1993 by and among the Registrant, Elsag International N.V., Toyo
                    Corporation, Avrum P. Belzer, Steven J. Cucchiaro, Patrick
                    M. O'Keefe, David F. Place, and Lawrence W. Rosenfeld.

       +10.15   --  Stock Option Agreement between the Registrant and Philip G.
                    Greenspun, together with Partial Assignment of Stock Options to Mark A. Stull.

     +++10.16   --  Credit Facility Agreement dated August 11, 1995 between the
                    Registrant and United States Trust Company.

      ++10.17   --  Lease dated June 2, 1995 between MTP Limited Partnership and the Registrant for premises located at 21 North Avenue, Burlington, Massachusetts, together with supplements.

    ++++10.18   --  Developer Software License Agreement between Franz, Inc. and the Registrant, together with Amendment No. 1 (previously filed as an Exhibit to the Registrant's Registration
                    Statement No. 33-86550) and Amendment No. 2 dated February
                    16, 1996 (filed herewith).

     ++*10.19   --  License Agreement dated June 21, 1989 between the Registrant and McDonnell Douglas Corporation, together with Amendment
                    No. 1, Amendment No. 2 and letter agreement dated October
                    21, 1991 regarding the assignment of contracts to Electronic
                    Data Systems Corporation (previously filed as an Exhibit to the Registrant's Registration Statement No. 33-86550) and
                    Amendments dated March 31, 1995 and June 26, 1995 (filed herewith).

       +10.20   --  Form of Software License Agreement.

       +10.22   --  Corporate Software License Agreement dated September 29,
                    1990 between the Boeing Company and the Registrant, together with Addendum No. 1 and Addendum No. 2.

       +10.23   --  Corporate Software License Agreement dated June 16, 1993 between the Registrant and Elsag International N.V., together with letter agreement dated November 15, 1993 assigning rights to San Giorgio S.A.

       +10.23.1 --  Letter agreement dated December 15, 1994 assigning rights under Corporate Software License Agreement (Exhibit 10.23) to Finmeccanica S.p.A.

       +10.24   --  Exclusive Distributor Agreement dated June 16, 1993
                    between the Registrant and San Giorgio System Technology
                    S.p.A.

      ++21.01   --  Subsidiaries of Registrant.

 +++++++23.01   --  Consent of Coopers & Lybrand L.L.P.

-----------------
+ Previously filed as an Exhibit to the Registrant's Registration Statement No. 33-86550.
++ Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.
+++ Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.
++++ Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.
+++++ Previously filed with the Registrant's Definitive Proxy Statement dated July 26, 1996.
++++++ Previously filed as an exhibit to the Registrant's Registration Statement on Form 8-A filed on May 6, 1997.
+++++++   Filed herewith.
*         Confidential treatment as to certain portions.
**        Indicates an exhibit which constitutes an executive compensation plan.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CONCENTRA CORPORATION

                                   By: /s/ Alex N. Braverman
                                      ----------------------------------------
                                   Alex N. Braverman
                                   Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


         Signature                           Title                               Date
--------------------------           ------------------------                -------------

/s/ Lawrence W. Rosenfeld
-----------------------------
    Lawrence W. Rosenfeld            Chairman of the Board of                June 27, 1997
                                     Directors, President
                                     and Chief Executive
                                     Officer (Principal
                                     Executive Officer)

/s/ Alex N. Braverman
-----------------------------
    Alex N. Braverman                Vice President,                         June 27, 1997
                                     Chief Financial
                                     Officer and Treasurer
                                     (Principal Financial
                                     and Accounting Officer)
/s/ A. William Berkman, Jr.
-----------------------------
    A. William Berkman, Jr.          Director                                June 27, 1997


 /s/ Vincenzo Cannatelli
-----------------------------
     Vincenzo Cannatelli             Director                                June 27, 1997



/s/ Stephen J. Cucchiaro
-----------------------------
    Stephen J. Cucchiaro             Director                                June 27, 1997



/s/ Alberto de Benedictis
-----------------------------
    Alberto de Benedictis            Director                                June 27, 1997



/s/ William E. Kelly
-----------------------------
    William E. Kelly                 Director                                June 27, 1997


                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS


                    Balance at    Charged to     Additions                  Balance at
                   Beginning of   Costs and     Charged to                    End of
Description          Period       Expenses    Other Accounts   Deductions     Period
-----------          ------       --------    --------------   ----------     ------
                                                                                8
Allowance for
 Doubtful Accounts

March 31, 1997      $190,000      1,026,000      $   --         $1,091,000   $125,000

March 31, 1996       169,000        101,000          --             80,000    190,000

March 31, 1995       100,000        173,000          --            104,000    169,000



                                  EXHIBIT INDEX


EXHIBIT NO. DOCUMENT                                                 PAGE NUMBER
--------------------                                                 -----------


 23.01      -- Consent of Coopers & Lybrand L.L.P.                       58









================================================================================