Form 10-Q
period 1997-06-30
CONCENTRA CORP
filed 1997-08-14
CIK 933091

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

                       FOR THE QUARTER ENDED JUNE 30, 1997


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

As of August 12, 1997, there were issued and outstanding 5,542,834 shares of the Registrant's Common Stock.
================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS

                                                                                Page
PART I.  FINANCIAL INFORMATION
ITEM 1.  Condensed Consolidated Financial Statements:

         a) Condensed Consolidated Balance Sheets as of June 30, 1997 (unaudited)
            and March 31, 1997...................................................  3


         b) Condensed Consolidated Statements of Operations for the three months ended June 30, 1997 and 1996 (unaudited).............................  4


         c) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 1997 and 1996 (unaudited).............................  5


         d) Notes to Condensed Consolidated Financial Statements.................  6


ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations...........................................................  7

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K........................................  9


PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                           June 30,      March 31,
                                                                          -----------   -----------
                                        ASSETS                               1997          1997
                                                                         (Unaudited)
Current assets:
    Cash and cash equivalents                                             $  5,723      $  3,890
    Marketable securities                                                      147           203
    Accounts receivable, net of allowance for doubtful accounts of $225
    and $125, respectively                                                   6,539        14,050
    Other current assets                                                       711           693
                                                                          --------      --------
           Total current assets                                             13,120        18,836
Property and equipment, net                                                  2,631         2,612
Capitalized software costs, net                                              1,899         1,878
Intangible assets, net                                                         856         1,333
Other assets                                                                   465           372
                                                                          --------      --------
             Total assets                                                 $ 18,971      $ 25,031
                                                                          ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                      $  1,542      $  1,551
    Accrued expenses                                                         3,415         4,123
    Income tax payable                                                         243           273
    Deferred revenue                                                         2,442         2,898
    Current portion of capital lease obligations                               347           423
                                                                          --------      --------
       Total current liabilities                                             7,989         9,268
Capital lease obligations                                                      684           611
Deferred revenue                                                                58            84
Commitments and contingencies                                                   --            --
Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized, no
    shares issued or outstanding                                                --            --
    Common stock - $.00001 par value; 40,000,000 shares authorized,
    5,535,328 and 5,499,211 shares issued and outstanding at June 30,
    1997 and March 31, 1997, respectively                                       --            --
    Additional paid-in capital                                              25,649        25,578
    Accumulated deficit                                                    (15,039)      (10,099)
    Cumulative translation adjustment                                         (370)         (411)
                                                                          --------      --------
       Total stockholders' equity                                           10,240        15,068
                                                                          --------      --------
             Total liabilities and stockholders' equity                   $ 18,971      $ 25,031
                                                                          ========      ========

================================================================================
   The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited, in thousands, except per share data)


                                                    Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                   1997             1996
Revenues:
     Software licenses                            $   936          $2,839
     Services                                       2,251           2,188
     Related party software and services              546              89
                                                  -------          ------
         Total revenues                             3,733           5,116
Operating expenses:
     Cost of software licenses                      1,000             429
     Cost of services                               1,689             662
     Sales and marketing                            4,063           2,846
     Research and development                         908             581
     General and administrative                       781             559
     Restructuring charge                             283              --
                                                  -------          ------
         Total operating expenses                   8,724           5,077
Income (loss) from operations                      (4,991)             39
     Interest income                                   66              95
     Interest expense                                 (26)            (26)
     Other (expense) income                            21             (31)
                                                  -------          ------
Income (loss) before income taxes                  (4,930)             77
Provision for income taxes                             10              20
                                                  =======          ======
Net income (loss)                                 $(4,940)         $   57
                                                  =======          ======
Net income (loss) per common and
common equivalent share                           $ (0.90)         $ 0.01
                                                  =======          ======
Weighted average number of common and
common equivalent shares outstanding                5,506           5,600
                                                  =======          ======

================================================================================
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                            --------------------
                                                                              1997         1996

Cash flows from operating activities:
     Net income (loss)                                                      $(4,940)     $    57
     Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
         Depreciation and amortization                                          658          481
         Foreign exchange (gain) loss                                           (98)          31
         Write off of intangible assets                                         372           --
         Provision for bad debt                                                 100           --
         Valuation of marketable securities                                      55           --
Changes in operating assets and liabilities:
            Accounts receivable                                               7,461         (203)
            Other assets                                                       (105)        (320)
            Accounts payable                                                    (11)        (153)
            Accrued expenses                                                   (609)        (615)
            Deferred revenue                                                   (487)         456
            Income taxes payable                                                (30)          (5)
                                                                            -------      -------
                Net cash provided by (used in) operating activities           2,366         (271)
                                                                            -------      -------
Cash flows from investing activities:
     Capitalized software costs                                                (225)        (370)
     Purchase of property and equipment                                        (175)        (182)
     Purchase of intangible assets                                             (102)         (21)
                                                                            -------      -------
                Net cash used in investing activities                          (502)        (573)
                                                                            -------      -------
Cash flows from financing activities:
     Proceeds from exercise of stock options                                     71           12
     Principal payments under capital lease obligations                         (94)         (72)
                                                                            -------      -------
                Net cash used in financing activities                           (23)         (60)
                                                                            -------      -------
Effects of exchange rates on cash and cash equivalents                           (8)          26
Net increase (decrease) in cash and cash equivalents                          1,833         (878)
Cash and cash equivalents at beginning of year                                3,890        9,121
                                                                            =======      =======
Cash and cash equivalents at end of period                                  $ 5,723      $ 8,243
                                                                            =======      =======

Supplemental disclosure of cash flow information:
     Interest paid                                                          $    26      $    26
     Income taxes paid                                                      $    40      $    25

Supplemental disclosure of non-cash investing and financing activities:
     Equipment acquired under capital lease obligations                     $    91      $    --

================================================================================
 The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal restructuring adjustments, necessary to present fairly such information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. Operating results for the three-month period ended June 30, 1997, may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

     Certain fiscal year 1997 balances have been reclassified to conform to fiscal year 1998 presentation.

B. COMMITMENTS AND CONTINGENCIES

Line of Credit

     The Company's demand line of credit of $2,500,000 expired on June 30, 1997. At such date, the Company had no borrowings under this line of credit. This line of credit contained financial covenants which consisted of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants and is negotiating with the commercial lender to extend and amend the line of credit. The Company also had a $1,750,000 equipment line of credit, collateralized by the equipment, which expired on March 31, 1997. The Company is also negotiating with the commercial lender to extend and amend this line of credit. There can be no assurance the Company will be successful in extending and amending the lines of credit nor can there be any assurance that such extended and amended lines of credit will be on similar terms as the existing agreement. Additionally, there can be no assurance that alternative funding will be available if required. As of June 30, 1997, the Company had borrowings under the equipment line of credit of $1,413,000.

Consulting Arrangements

     During fiscal 1996, the Company entered into a $5.0 million five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services that will be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000
for the five calendar years beginning December 31, 1996, respectively. The

Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At June 30, 1997, the Company had fully used the minimum first-year commitment of $250,000.

C. RESTRUCTURING

    The Company recorded a restructuring charge of approximately $283,000 in the period ending June 30, 1997, consisting of severance costs associated with the termination of seven employees as of June 30, 1997.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business and new products, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The Company discusses such risks in detail in its Annual Report on Form 10-K for the year ended March 31, 1997.

RESULTS OF OPERATIONS

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues decreased 27% to $3.7 million for the three-month period ended June 30, 1997, from $5.1 million for the three-month period ended June 30, 1996. The decrease was primarily due to the decrease in software license fees partially offset by an increase in related-party software license fees.

     SOFTWARE LICENSES. Software license fees decreased 67% to $0.9 million for the three-month period ended June 30, 1997, from $2.8 million for the three-month period ended June 30, 1996, and decreased as a percentage of revenues to 25% from 55%. Contributing to the decrease was the delay of two major software contracts.

     SERVICES. Service fees increased 3% to $2.3 million for the three-month period ended June 30, 1997, from $2.2 million for the three-month period ended June 30, 1996, and increased as a percentage of revenues to 60% from 43%, respectively. Service revenues are derived from customer support, consulting, and training services. The increases were primarily due to higher support revenues.

     RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties increased 513% to $0.5 million for the three-month period ended June 30, 1997, compared to $89,000 for the same period ended June 30, 1996, and increased as a percentage of revenue to 15% for the period ended June 30, 1997, from 2% for the period ended June 30, 1996. The dollar and percentage increases were due to one software license agreement with a related party.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 133% to $1.0 million for the three-month period ended June 30, 1997, from $0.4 million for the three-month period ended June 30, 1996, and increased as a percentage of software revenues to 107% from 15%. The dollar and percentage increases were primarily due to a write off of an intangible asset amounting to $372,000 and increased amortization of capitalized software.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 155% to $1.7 million for the three-month period ended June 30, 1997, from $0.7 million for the three-month period ended June 30, 1996, and increased as a percentage of service revenues to 75% from 30%. The increases were due primarily to the outsourcing of additional personnel at higher rates to support consulting services and increased headcount. The Company expects the utilization of outsourcing to decrease in the near future.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, increased 43% to $4.1 million for the three-month period ended June 30, 1997, from $2.8 million for the three-month period ended June 30, 1996. As a percentage of revenues, sales and marketing expenses increased to 109% for the three-month period ended June 30, 1997, compared to 56% for the comparable period in 1996. The increases were primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs, increased 56% to $0.9 million for the three-month period ended June 30, 1997, from $0.6 million for the three-month period ended June 30, 1996, and increased as a percentage of revenues to 24% from 11%. The increases were primarily due to the addition of research and development employees associated with the development of the Company's new product, Selling Point.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 40% to $0.8 million for the three-month period ended June 30, 1997, from $0.6 million for the three-month period ended June 30, 1996, and increased as a percentage of revenues to 21% from 11%. The increases were primarily due to higher legal costs and an increase in the bad debt provision.

     RESTRUCTURING. Restructuring expenses, consisting of severance costs associated with the termination of seven employees, were $283,000 for the three-month period ended June 30, 1997.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three-month period ended June 30, 1997 and 1996, was $66,000 and $95,000, respectively. The decrease was attributable to lower cash balances during the current period.

     INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 1997, and June 30, 1996, remained constant at $26,000.

     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) on intercompany transactions, marking to market certain trading securities, and recording of losses related to an investment in another company, for the three-month period ended June 30, 1997, was income of $21,000 compared with an expense of $31,000 for the three-month period June 30, 1996.

     PROVISION FOR INCOME TAXES. The income tax provision for the three-month period ended June 30, 1997, was $10,000. The income tax provision for the three-month period ended June 30, 1996, was $20,000.

LIQUIDITY AND CAPITAL RESOURCES

     In February 1995, the Company raised $17.7 million (net of expenses) from an initial public offering ("IPO") of its common stock. Prior to the IPO, the Company funded its operations primarily through cash generated from operations, loans and three private equity transactions.

     As of June 30, 1997, the Company had cash and cash equivalents of approximately $5.7 million. The Company also had a line of credit with a commercial lender. Under this line of credit, as amended, the Company had a $2,500,000 unsecured working capital line of credit. This line of credit bore interest at the bank's base lending rate and expired on June 30, 1997. At such date, the Company had no borrowings under this line of credit. The line of credit contained financial convenants which consisted of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants and is negotiating with the commercial lender to extend and amend the line of credit. The Company also had a $1,750,000 equipment line of credit, collateralized by the equipment, bearing interest at the bank's base lending rate which expired on March 31, 1997. The Company is also currently in negotiations with the commercial lender to extend and amend the equipment line of credit. There can be no assurance that the Company will be successful in extending and amending the line of credit nor can there be any assurance that such extended and amended line of credit will be on similar terms as the existing agreement. Additionally, there can be no assurance that alternative financing will be available if required. As of June 30, 1997, the Company had borrowings under the equipment line of credit of $1,413,000.

     During the three-month period ended June 30, 1997, the Company had a net loss of $4.9 million, but increased cash by $1.8 million. The increase in cash and cash equivalents was due primarily to $2.4 million provided by operating activities. The Company's operating activities included a decrease in accounts receivable of $7.5 million. Investing activities included capitalized software costs of $0.2 million and the purchase of property and equipment for $0.2 million consisting primarily of computer equipment.

     During fiscal 1996 the Company entered into a $5.0 million five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000
for the five calendar years beginning December 31, 1996, respectively. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At June 30, 1997, the Company had fully used the minimum first-year commitment of $250,000.

     The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's working capital and capital expenditure requirements through at least fiscal 1998.

PART II. OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     +3.01 - Restated Certificate of Incorporation of the Registrant, as
             amended to date.
    ++3.02 - Restated By-Laws of the Registrant.
    ++4.01 - Specimen Stock Certificate for Common Stock, $.00001 par value. +++4.02 - Rights Agreement dated as of April 24, 1997, between the
             Registrant and The First National Bank of Boston, as Rights Agent. +++4.03 - Form of Certificate of Designations of the Voting Powers,
             Preferences and Relative, Participating, Optional and Other Special Rights, Qualifications, Limitations or Restrictions of Series A Participating Cumulative Preferred Stock of the Registrant
   +++4.04 - Form of Right Certificate
    ++++27 - Financial Data Schedule

   -------

      + Previously filed with the Registrant's Annual Report on Form 8-K for the fiscal year ended March 31, 1997.
     ++ Previously filed as an Exhibit to the Registrant's Registration
        Statement No. 33-86550.
    +++ Previously filed as an Exhibit to the Registrant's Form 8-K dated April
        24, 1997.
   ++++ Filed herewith.

(b) Reports on Form 8-K

     The Company filed a current report on Form 8-K dated April 24, 1997 and filed with the Securities and Exchange Commission on May 6, 1997, announcing the declaration by the Board of Directors of the Company of a dividend of one Right for each outstanding share of Common Stock, par value $0.00001 per share, of the Company to holders of record of the Company's Common Stock on April 24, 1997. A copy of the Rights Agreement dated as of April 24, 1997, between the Company and The First National Bank of Boston, as Rights Agent, which contains a description and the terms of the rights, was attached to the form 8-K as an exhibit.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CONCENTRA CORPORATION

Date: August 14, 1997

                                By: /s/ Alex Braverman
                                    -------------------
                                    Alex Braverman
                                    Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)