Form 10-Q
period 1997-09-30
CONCENTRA CORP
filed 1997-11-14
CIK 933091

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

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                               -------------------

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

                                 (781) 229-4600
              (Registrant's telephone number, including area code)


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

AS OF NOVEMBER 10, 1997, THERE WERE ISSUED AND OUTSTANDING 5,587,581 SHARES OF THE REGISTRANT'S COMMON STOCK.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Consolidated Financial Statements:


         a)   Condensed Consolidated Balance Sheets as of
              September 30, 1997 (unaudited) and March 31, 1997............  3


         b)   Condensed Consolidated Statements of Operations
              for the three- and six-months ended September 30, 1997
              and 1996 (unaudited) ........................................  4


         c)   Condensed Consolidated Statements of Cash Flows for
              the six-months ended September 30, 1997 and 1996
              (unaudited)..................................................  5


         d)   Notes to Condensed Consolidated Financial Statements.........  6



ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  8


PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders...............  12

ITEM 6.  Exhibits and Reports on Form 8-K..................................  13

         Signatures........................................................  14

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                          September 30,
                                                                              1997           March 31,
                                                                           (Unaudited)         1997
                                                                         --------------     ----------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                               $  4,489         $  3,890
    Marketable securities                                                         --              203
    Accounts receivable, net of allowance for doubtful accounts
        of $225 and $125, respectively                                         6,010           13,128
    Other current assets                                                       1,557            1,615
                                                                            --------         --------
           Total current assets                                               12,056           18,836

Property and equipment, net                                                    2,321            2,612
Capitalized software costs, net                                                1,944            1,878
Intangible assets, net                                                           707            1,333
Other assets                                                                     361              372
                                                                            ========         ========
             Total assets                                                   $ 17,389         $ 25,031
                                                                            ========         ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                        $    980         $  1,551
    Accrued expenses                                                           2,707            4,123
    Income tax payable                                                           253              273
    Deferred revenue                                                           2,516            2,898
    Current portion of capital lease obligations                                 347              423
                                                                            --------         --------
       Total current liabilities                                               6,803            9,268

Capital lease obligations                                                        617              611
Deferred revenue                                                                  58               84

Commitments and contingencies (Note B)                                            --               --

Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized,
        no shares issued or outstanding                                           --               --
    Common stock - $.00001 par value; 40,000,000 shares authorized,
        5,545,355 and 5,499,211 shares issued and outstanding at
        September 30, 1997 and March 31, 1997, respectively                       --               --
    Additional paid-in capital                                                25,813           25,578
    Accumulated deficit                                                      (15,443)         (10,099)
    Cumulative translation adjustment                                           (459)            (411)
                                                                            --------         --------
       Total stockholders' equity                                              9,911           15,068
                                                                            --------         --------
             Total liabilities and stockholders' equity                     $ 17,389         $ 25,031
                                                                            ========         ========

-------------------------------------------------------------------------------
   The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                    Three Months Ended                Six Months Ended
                                                       September 30,                    September 30,
                                                  1997             1996             1997             1996
                                                --------         --------         --------         --------
Revenues:
     Software licenses                          $  1,968         $  5,484         $  2,902         $  8,234
     Services                                      2,910            1,453            5,163            3,730
     Related party software and services             100                4              646               93
                                                --------         --------         --------         --------
         Total revenues                            4,978            6,941            8,711           12,057
Operating expenses:
     Cost of software licenses                       428              542            1,428              971
     Cost of services                                472              979            2,161            1,641
     Sales and marketing                           2,542            3,611            6,605            6,457
     Research and development                        780              873            1,688            1,454
     General and administrative                      590              735            1,371            1,294
     Restructuring charge                             --               --              283               --
                                                --------         --------         --------         --------
         Total operating expenses                  4,812            6,740           13,536           11,817
Income (loss) from operations                        166              201           (4,825)             240
     Interest income                                  54               80              120              175
     Interest expense                                (26)             (27)             (52)             (53)
     Other (expense) income                         (588)             438             (567)             407
                                                --------         --------         --------         --------
Income (loss) before income taxes                   (394)             692           (5,324)             769
Provision for income taxes                            10              173               20              193
                                                --------         --------         --------         --------
Net income (loss)                               $   (404)        $    519         $ (5,344)        $    576
                                                ========         ========         ========         ========
Net income (loss) per common and common
equivalent share                                $  (0.07)        $   0.09         $  (0.97)        $   0.10
                                                ========         ========         ========         ========
Weighted average number of common and
common equivalent shares outstanding               5,545            5,623            5,526            5,612
                                                ========         ========         ========         ========

--------------------------------------------------------------------------------
   The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                            Six Months Ended
                                                                             September 30,
                                                                         1997            1996
                                                                       -------         -------
Cash flows from operating activities:
   Net income (loss)                                                   $(5,344)        $   576
   Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                                        1,251           1,107
    Foreign exchange (gain) loss                                             3              (6)
    Write off of intangible assets                                         372              --
    Provision for bad debt                                                 100              --
    Loss on sale of marketable securities                                   14              --
    Write down of other asset                                               82              --
Changes in operating assets and liabilities:
        Accounts receivable                                              6,964          (1,419)
        Other assets                                                        66            (192)
        Accounts payable                                                  (566)           (490)
        Accrued expenses                                                (1,393)             76
        Deferred revenue                                                  (403)           (131)
        Income taxes payable                                               (20)            163
                                                                       -------         -------
           Net cash provided by (used in) operating activities           1,126            (316)
                                                                       -------         -------
Cash flows from investing activities:
   Purchase of property and equipment                                      (93)           (139)
   Capitalized software costs                                             (475)           (520)
   Purchase of intangible assets                                          (102)            (21)
   Proceeds from sale of marketable securities                             189              --
                                                                       -------         -------
           Net cash used in investing activities                          (481)           (680)
                                                                       -------         -------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance cost             60              --
   Proceeds from exercise of stock options                                 174             105
   Principal payments under capital lease obligations                     (174)           (115)
                                                                       -------         -------
           Net cash provided by (used in) financing activities              60             (10)
                                                                       -------         -------
Effects of exchange rates on cash and cash equivalents                    (106)              5
Net increase (decrease) in cash and cash equivalents                       599          (1,001)
Cash and cash equivalents at beginning of year                           3,890           9,121
                                                                       =======         =======
Cash and cash equivalents at end of period                             $ 4,489         $ 8,120
                                                                       =======         =======

Supplemental disclosure of cash flow information:
   Interest paid                                                       $    52         $    53
   Income taxes paid                                                   $    40         $    30
Supplemental disclosure of non-cash investing
and financing activities:
   Equipment acquired under capital lease obligations                  $   104         $    --

--------------------------------------------------------------------------------
    The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. Operating results for the three-month and six-month periods ended September 30, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include accounts receivable, sales and return, and income tax valuation allowances. Actual results could differ from those estimates.

     Certain fiscal year 1997 balances have been reclassified to conform to fiscal year 1998 presentation.

B.   COMMITMENTS AND CONTINGENCIES

Lines of Credit

     The Company's demand line of credit of $2,500,000 expired on June 30, 1997. This line of credit contained financial covenants consisting of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants were the line of credit in effect and is negotiating with the commercial lender to extend and amend the line of credit. The Company's $1,750,000 equipment line of credit, collateralized by equipment, expired on March 31, 1997. The Company is negotiating with the commercial lender to extend and amend this line of credit. As of September 30, 1997, the Company had borrowed $1,413,000 under the equipment line of credit. There can be no assurance the Company will be successful in extending and amending the lines of credit, nor can there be any assurance that such extended and amended lines of credit will be on similar terms as the existing agreements. Additionally, there can be no assurance that alternative funding will be available if required.

Consulting Arrangements

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. The Company recognizes the consulting service expenses as incurred. The Company believes that the minimum payment accruals will be fully utilized based on current forecasts. However, given the significant sales fluctuations which may occur in any given period, it is possible the minimum commitments would not be met, thus requiring the Company to record a charge in excess of the services utilized. At September 30, 1997, the Company had fully used the minimum first-year commitment of $250,000.

C.   INVESTMENT IN LOANDATA.INC.

     At fiscal year end 1997, the Company had an investment of $82,000 in Loandata.inc., an e-commerce company developing the electronic underwriting of car leases and loans using the SellingPoint product. Additional investments of $143,000 and $200,000 were made in the three-month periods ended June 30, 1997, and September 30, 1997, respectively. The Company has recorded this investment under the equity method and recognizes its share of income or loss each reporting period. Accordingly, the Company recorded a loss of $50,000 in the three-month period ended June 30, 1997 and a loss of $527,000 for the three-month period ended September 30, 1997. Such losses are recorded in other expense/income. Additionally, included in the $527,000 loss recorded for the three-month period ended September 30, 1997 are operating expenses of $152,000 which represents cross-functional work performed on the Loandata.inc. product.

D.   SUBSEQUENT EVENTS

     On October 22, 1997, the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company that will be the successor to the business of Loandata.inc. Loandata.inc. will contribute all of its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary.

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

RESULTS OF OPERATIONS

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues decreased 28% to $5.0 million for the three-month period ended September 30, 1997, from $6.9 million for the three-month period ended September 30, 1996. The Company's total revenues decreased 28% to $8.7 million for the six-month period ended September 30, 1997, from $12.1 million for the six-month period ended September 30, 1996. These decreases were primarily due to the decrease in software license fees.

     SOFTWARE LICENSES. Software license fees decreased 64% to $2.0 million for the three-month period ended September 30, 1997, from $5.5 million for the three-month period ended September 30, 1996, and decreased as a percentage of revenues to 40% from 79%. Software license fees decreased 65% to $2.9 million for the six-month period ended September 30, 1997, from $8.2 million for the six-month period ended September 30, 1996, and decreased as a percentage of revenues to 33% from 68%. The decreases were primarily due to the decrease in ICAD software license revenues. The decrease in ICAD software license fees was partially mitigated by an increase in SellingPoint license fees. The Company expects SellingPoint license fees to become an increasingly significant component of the Company's revenues in future periods.

     SERVICES. Service fees increased 100% to $2.9 million for the three-month period ended September 30, 1997, from $1.4 million for the three-month period ended September 30, 1996, and increased as a percentage of revenues to 58% from 21%. Service fees increased 38% to $5.2 million for the six-month period ended September 30, 1997, from $3.7 million for the six-month period ended September 30, 1996, and increased as a percentage of revenues to 59% from 31%. Service revenues are derived from customer support, consulting, and training services. The increases were primarily due to higher consulting revenues.

     RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties increased to $0.1 million for the three-month period ended September 30, 1997, compared to $4,000 for the three-month period ended September 30, 1996, and increased as a percentage of revenues to 2%. Revenues from related parties increased to $0.6 million for the six-month period ended September 30, 1997, compared to $93,000 for the six-month period ended September 30, 1996, and increased as a percentage of revenues to 7%. The dollar and percentage increases were due to a software license sale and consulting agreement with a related party.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third-party suppliers and software duplication and fulfillment costs, decreased 21% to $0.4 million for the three-month period ended September 30, 1997, from $0.5 million for the three-month period ended September 30, 1996, and increased as a percentage of software revenues to 22% from 10%. The dollar increase for the three-month period ended September 30, 1997 was primarily due to lower license fees to third parties. Cost of software licenses increased 47% to $1.4 million for the six-month period ended September 30, 1997, from $1.0 million for the six-month period ended September 30, 1996, and increased as a percentage of software revenues to 49% from 12%. The dollar and percentage increases for the six-month period ended September 30, 1997 were primarily due to a write off of an intangible asset amounting to $372,000 and amortization of capitalized software.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, decreased 52% to $0.5 million for the three-month period ended September 30, 1997, from $1.0 million for the three-month period ended September 30, 1996, and decreased as a percentage of service revenues to 16% from 67%. The decreases were primarily due to decreased outsourcing expenses for consulting in the current three-month period ended September 30, 1997. Cost of services increased 32% to $2.2 million for the six-month period ended September 30, 1997, from $1.6 million for the six-month period ended September 30, 1996, and decreased as a percentage of service revenues to 42% from 44%. The dollar increase for the six-month period ended September 30, 1997 was due primarily to the outsourcing of additional personnel at higher rates to support consulting services and increased headcount during the three-month period ended June 30, 1997. This increase was partially offset by decreased outsourcing expenses in the current three-month period ended September 30, 1997.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, decreased 30% to $2.5 million for the three-month period ended September 30, 1997, from $3.6 million for the three-month period ended September 30, 1996, and decreased as a percentage of revenues to 51% from 52%. The decreases were primarily due to decreased commissions associated with decreased revenues and lower marketing expenses in the current three-month period ended September 30, 1997. Sales and marketing expenses increased 2% to $6.6 million for the six-month period ended September 30, 1997, from $6.5 million for the six-month period ended September 30, 1996. As a percentage of revenues, sales and marketing expenses increased to 76% for the six-month period ended September 30, 1997, compared to 54% for the comparable period in 1996. These increases for the six-month period ended September 30, 1997 were primarily due to the addition of sales and marketing employees and increased marketing and promotional activities during the three-month period ended June 30, 1997. These increases were partially offset by decreased commissions associated with decreased revenues and decreased marketing expenses during the three-month period ended September 30, 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs, decreased 11% to $0.8 million for the three-month period ended September 30, 1997, from $0.9 million for the three-month period ended September 30, 1996, and increased as a percentage of revenues to 16% from 13%. Research and development expenses increased 16% to $1.7 million for the six-month period ended September 30, 1997, from $1.5 million for the six-month period ended September 30, 1996, and increased as a percentage of revenues to 19% from 12%. The increases were primarily due to the addition of research and development employees associated with the development of the Company's SellingPoint product.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, decreased 20% to $0.6 million for the three-month period ended September 30, 1997, from $0.7 million for the three-month period ended September 30, 1996, and increased as a percentage of revenues to 12% from 11%. The decrease was primarily due to decreased headcount-related expenses in the current three-month period ended September 30, 1997. General and administrative expenses increased 6% to $1.4 million for the six-month period ended September 30, 1997, from $1.3 million for the six-month period ended September 30, 1996, and increased as a percentage of revenues to 16% from 11%. These increases for the six-month period ended September 30, 1997 were primarily due to higher legal costs and an increase in the bad debt provision during the three-month period ended June 30, 1997. These increases were partially offset by decreased headcount-related expenses during the three-month period ended September 30, 1997.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three- and six-month period ended September 30, 1997 was $54,000 and $120,000, respectively. Interest income for the three-and six-month period ended September 30, 1996 was $80,000 and $175,000, respectively.

     INTEREST EXPENSE. Interest expense for the three- and six-month period ended September 30, 1997 was $26,000 and $52,000, respectively. Interest expense for the three- and six-month period ended September 30, 1996 was $27,000 and $53,000, respectively.

     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of recording of losses related to an investment in Loandata.inc., foreign exchange gains (losses) on intercompany transactions, and marking to market certain trading securities, for the three-month period ended September 30, 1997, was an expense of $588,000, compared with income of $438,000 for the three-month period ended September 30, 1996. Other income for the six-month period ended September 30, 1997, was an expense of $567,000 compared with income of $407,000 for the six-month period ended September 30, 1996. During the three-month period ended September 30, 1997, the Company adjusted the investment in Loandata.inc., to recognize its proportionate share of losses under the equity method and sold its marketable securities.

     PROVISION FOR INCOME TAXES. The income tax provision for the three- and six-month periods ended September 30, 1997, was $10,000 and $20,000, respectively, and relates to foreign taxes. The income tax provision for the three- and six-month period ended September 30, 1996, was $173,000 and $193,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1997, the Company had cash and cash equivalents of approximately $4.5 million. The Company had a line of credit with a commercial lender, bearing interest at the bank's base lending rate which expired on June 30, 1997. Under this line of credit, as amended, the Company had a $2,500,000 unsecured working capital line of credit. The line of credit contained financial convenants which consisted of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants were the line of credit in effect and is negotiating with the commercial lender to extend and amend the line of credit. The Company's $1,750,000 equipment line of credit, collateralized by equipment, expired on March 31, 1997. The Company is negotiating with the commercial lender to extend and amend the equipment line of credit. As of September 30, 1997, the Company had borrowed $1,413,000 under the equipment line of credit. There can be no assurance that the Company will be successful in extending and amending the lines of credit nor can there be any assurance that such extended and amended lines of credit will be on similar terms as the existing agreements. Additionally, there can be no assurance that alternative financing will be available if required.

     During the six-month period ended September 30, 1997, the Company had a net loss of $5.3 million and generated a net cash increase of $0.6 million. The increase in cash and cash equivalents was due primarily to $1.1 million provided by operating activities. The Company's operating activities included a decrease in accounts receivable of $7.0 million. Investing activities included capitalized software costs of $0.5 million and the purchase of property and equipment for $0.1 million consisting primarily of computer equipment.

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000
for the five calendar years beginning December 31, 1996, respectively. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given that significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At September 30, 1997, the Company had used the minimum first-year commitment of $250,000.

     On October 22, 1997, the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company that will be the successor to the business of Loandata.inc., an e-commerce company developing the electronic underwriting of car leases and loans using the SellingPoint product. Loandata.inc. will contribute all its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary.

     The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's working capital and capital expenditure requirements at least through fiscal 1998.

PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On August 29, 1997, the Annual Meeting of the Shareholders of the Company was held at the Renaissance Bedford Hotel, 44 Middlesex Turnpike, Bedford, Massachusetts.

b) The Board of Directors is divided into three classes serving staggered terms in accordance with the Company's Restated Certificate of Incorporation. The Board of Directors has determined that the number of directors constituting the full board of directors shall be six. Stephen J. Cucchiaro and Vincenzo Cannatelli were reelected as directors at the Annual Meeting to serve a three-year term ending in 2000. The term of office of each Lawrence W. Rosenfeld, Alberto de Benedictis, A. William Berkman, Jr. and William E. Kelly continued after the Annual Meeting.

c) At the Annual Meeting, the Shareholders also voted (1) to approve an amendment to authorize an additional 250,000 shares of common stock for issuance under the Company's 1993 Stock Plan, and (2) to ratify the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1998.

     The following votes were tabulated on the aforementioned proposals:

     1.   Election of Directors.

                                                     Number of Shares
                                                     ----------------
                                              For             Withheld Authority
                                              ---             ------------------

          Stephen J. Cucchiaro            4,570,765                40,462

          Vincenzo Cannatelli             4,583,930                27,297

     2. Approval of an amendment to increase by 250,000 the number of shares of common stock authorized for issuance under the Company's 1993 Stock Plan.

                                               Number of Shares
                                               ----------------

                    For                           4,427,374
                    Against                         168,403
                    Abstain                          15,450
                    Broker non-votes                      0

     3. Ratification of the selection of Coopers & Lybrand L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1998.


                                               Number of Shares
                                               ----------------

                    For                           4,591,327
                    Against                          17,500
                    Abstain                           2,400

(d)  Not applicable.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        +3.01  Restated Certificate of Incorporation of the Registrant, as
               amended to date
       ++3.02  Restated By-Laws of the Registrant.
       ++4.01 Specimen Stock Certificate for Common Stock, $.00001 par value. +++4.02 Rights Agreement dated as of April 24, 1997, between the
               Registrant and The First National Bank of Boston, as Rights
               Agent.
      +++4.03  Form of Certificate of Designations of the Voting Powers,
               Preferences and Relative, Participating, Optional and Other
               Special Rights, Qualifications, Limitations or Restrictions of
               Series A Participating Cumulative Preferred Stock of the
               Registrant.
      +++4.04  Form of Right Certificate.
       ++4.05  1987 Stock Plan.
     ++++4.06  1993 Stock Plan (as amended through August 29, 1997).
       ++4.07  1994 Non-Employee Directors Stock Option Plan.
    ++++27     Financial Data Schedule.

---------------

        + Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal ended March 31, 1997.
       ++ Previously filed as an Exhibit to the Registrant's Registration Statement No. 33-86550.
      +++ Previously filed as an Exhibit to the Registrant's form 8-K dated April 24, 1997.
     ++++  Filed herewith.

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  CONCENTRA CORPORATION

Date: November 14, 1997

                                  By:  /s/ Alex Braverman
                                       ---------------------------------------
                                  Alex Braverman
                                  Vice President,
                                  Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer)