Form 10-Q
period 1997-12-31
CONCENTRA CORP
filed 1998-02-17
CIK 933091

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

                     FOR THE QUARTER ENDED DECEMBER 31, 1997
                               -------------------

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

AS OF FEBRUARY 12, 1998, THERE WERE ISSUED AND OUTSTANDING 6,074,341 SHARES OF THE REGISTRANT'S COMMON STOCK.
================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1997

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Consolidated Financial Statements:


         a) Condensed Consolidated Balance Sheets as of December 31, 1997
            (unaudited) and March 31, 1997.................................  3


         b) Condensed Consolidated Statements of Operations for the three-
            and nine-months ended December 31, 1997 and 1996 (unaudited)...  4


         c) Condensed Consolidated Statements of Cash Flows for the nine-
            months ended December 31, 1997 and 1996 (unaudited)............  5


         d) Notes to Condensed Consolidated Financial
             Statements....................................................  6



ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................  8


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................. 12

         Signatures........................................................ 13

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                              December 31,       March 31,
                                                                                 1997              1997
                                                                              (Unaudited)
                                                                              -----------        ---------
                                        ASSETS
Current assets:
    Cash and cash equivalents                                                  $  2,532           $  3,890
    Marketable securities                                                            --                203
    Accounts receivable, net of allowance for doubtful accounts of $1,224
        and $125, respectively                                                    4,181             13,128
    Other current assets                                                          1,819              1,615
                                                                               --------           --------
           Total current assets                                                   8,532             18,836

Property and equipment, net                                                       2,079              2,612
Capitalized software costs, net                                                   1,965              1,878
Intangible assets, net                                                              611              1,333
Other assets                                                                        290                372
                                                                               --------           --------
             Total assets                                                      $ 13,477           $ 25,031
                                                                               ========           ========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $  1,830           $  1,551
    Accrued expenses                                                              3,203              4,123
    Income tax payable                                                              263                273
    Deferred revenue                                                              1,631              2,898
    Current portion of capital lease obligations                                    347                423
                                                                               --------           --------
       Total current liabilities                                                  7,274              9,268

Capital lease obligations                                                           549                611
Deferred revenue                                                                     58                 84

Commitments and contingencies (Note B)                                               --                 --

Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares authorized, no
        shares issued or                                                             --                 --
    outstanding
    Common stock - $.00001 par value; 40,000,000 shares authorized,
        6,074,341 and 5,499,211 shares issued and outstanding at
        December 31, 1997 and March 31, 1997, respectively                           --                 --
        Additional paid-in capital
                                                                                 27,736             25,578
    Accumulated deficit                                                         (21,721)           (10,099)
    Cumulative translation adjustment                                              (419)              (411)
                                                                               --------           --------
       Total stockholders' equity                                                 5,596             15,068
                                                                               --------           --------
             Total liabilities and stockholders' equity                        $ 13,477           $ 25,031
                                                                               ========           ========

-------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                      Three Months Ended                   Nine Months Ended
                                                         December 31,                        December 31,
                                                    1997              1996              1997               1996
                                                  --------          --------          --------           --------


Revenues:
     Software licenses                            $    622          $  6,327          $  3,524           $ 14,654
     Services                                        1,983             1,604             7,146              5,242
     Related party software and services               143                 3               789                 96
                                                  --------          --------          --------           --------
         Total revenues                              2,748             7,934            11,459             19,992
Operating expenses:
     Cost of software licenses                         411               531             1,840              1,502
     Cost of services                                1,351             1,000             3,511              2,641
     Sales and marketing                             3,401             3,839            10,005             10,297
     Research and development                          996               972             2,685              2,426
     General and administrative                      1,858               627             3,229              1,921
     Restructuring charge                             --                --                 283               --
                                                  --------          --------          --------           --------
         Total operating expenses                    8,017             6.969            21,553             18,787
Income (loss) from operations                       (5,269)              965           (10,094)             1,205
     Interest income                                    37                75               157                250
     Interest expense                                  (23)              (26)              (75)               (79)
     Other (expense) income                         (1,012)               55            (1,580)               462
                                                  --------          --------          --------           --------
Income (loss) before income taxes                   (6,267)            1,069           (11,592)             1,838
Provision for income taxes                              10               267                30                460
                                                  --------          --------          --------           --------
Net income (loss)                                 $ (6,277)         $    802          $(11,622)          $  1,378
                                                  ========          ========          ========           ========

Basic income (loss) per common and
common equivalent share                           $  (1.10)         $   0.14          $  (2.08)          $   0.24
                                                  ========          ========          ========           ========
Weighted average number of
common shares outstanding                            5,693             5,852             5,582              5,700
                                                  ========          ========          ========           ========

Diluted income (loss)  per common and
common equivalent share                           $  (1.10)         $   0.14          $  (2.08)          $   0.24
                                                  ========          ========          ========           ========
Weighted average number of diluted
common and common equivalent shares
outstanding                                          5,693             5,858             5,582              5,705
                                                  ========          ========          ========           ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                                              Nine Months Ended
                                                                                                 December 31,
                                                                                         1997                   1996
                                                                                       --------                -------
Cash flows from operating activities:
   Net income (loss)                                                                  $(11,622)               $ 1,378
   Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                        1,867                  1,708
    Foreign exchange (gain) loss                                                            79                    (62)
    Write off of intangible assets                                                         372                     --
    Provision for bad debt                                                               1,101                     --
    Loss on sale of marketable securities                                                   14                     --
    Write down of other asset                                                               82                     --
Changes in operating assets and liabilities:
        Accounts receivable                                                              7,841                 (5,140)
        Other assets                                                                      (191)                  (105)
        Accounts payable                                                                   280                   (370)
        Accrued expenses                                                                  (980)                   172
        Deferred revenue                                                                (1,302)                  (672)
        Income taxes payable                                                               (10)                   429
                                                                                      --------                -------
           Net cash provided by (used in) operating activities                          (2,469)                (2,662)
                                                                                      --------                -------
Cash flows from investing activities:
   Purchase of property and equipment                                                     (163)                  (326)
   Capitalized software costs                                                             (700)                  (720)
   Purchase of intangible assets                                                          (104)                   (96)
   Proceeds from sale of marketable securities                                             189                     --
                                                                                      --------                -------
           Net cash used in investing activities                                          (778)                (1,142)
                                                                                      --------                -------
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance cost                          2,052                     --
   Proceeds from exercise of stock options                                                 106                    407
   Principal payments under capital lease obligations                                     (242)                  (190)
                                                                                      --------                -------
           Net cash provided by (used in) financing activities                           1,916                    217
                                                                                      --------                -------
Effects of exchange rates on cash and cash equivalents                                     (27)                  (302)
Net increase (decrease) in cash and cash equivalents                                    (1,358)                (3,889)
Cash and cash equivalents at beginning of year                                           3,890                  9,121
                                                                                      --------                -------
Cash and cash equivalents at end of period                                            $  2,532                $ 5,232
                                                                                      ========                =======

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $     75                $    79
   Income taxes paid                                                                  $     40                $    31
Supplemental disclosure of non-cash investing and financing activities:
  Equipment acquired under capital lease obligations                                  $    104                $    --


-------------------------------------------------------------------------------
 The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A. BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned foreign subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. Operating results for the three-month and nine-month periods ended December 31, 1997 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the financial statements include but are not limited to accounts receivable, sales and return, and income tax valuation allowances. Actual results could differ from those estimates.

     The Company has adpoted the standards for calculating earnings per share ("EPS") pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128") which supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15") and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year of computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15 with some modifications and is not materially different for the three-month and nine-month periods ended December 31, 1997 and 1996. The condensed consolidated financial statements for the three-month and nine-month periods ended December 31, 1997 and 1996 have been restated to conform to SFAS 128.

     Certain fiscal year 1997 balances have been reclassified to conform to fiscal year 1998 presentation.

B. COMMITMENTS AND CONTINGENCIES

Lines of Credit

     The Company's demand line of credit of $2,500,000 expired on June 30, 1997. This line of credit contained financial covenants consisting of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants were the line of credit in effect and is negotiating with the commercial lender to extend and amend the line of credit. The Company's $1,750,000 equipment line of credit, collateralized by equipment, expired on March 31, 1997. The Company is negotiating with the commercial lender to extend and amend this line of credit. As of December 31, 1997, the Company had borrowed $1,413,000 under the equipment line of credit. There can be no assurance the Company will be successful in extending and amending the lines of credit, nor can there be any assurance that such extended and amended lines of credit will be on similar terms as the existing agreements. Additionally, there can be no assurance that alternative funding will be available if required.

Consulting Arrangements

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. The Company recognizes the consulting service expenses as incurred. The Company believes that the minimum payment accruals will be fully utilized based on current forecasts. However, given the significant sales fluctuations which may occur in any given period, it is possible the minimum commitments would not be met, thus requiring the Company to record a charge in excess of the services utilized. At December 31, 1997, the Company had fully used the minimum first-year commitment of $250,000.

C. INVESTMENT IN LOANDATA.inc.

     During fiscal 1997, the Company made an investment of $82,000 in Loandata.inc., an e-commerce company developing the electronic underwriting of car leases and loans using the SellingPoint product. Additional investments of $143,000, $200,000 and $425,000 were made in the three-month periods ended June 30, 1997, September 30, 1997 and December 31, 1997, respectively. The Company has recorded this as a majority owned subsidiary which it has consolidated in the Company's results. Prior to the quarter ended December 31, 1997, the Company, under the equity method, recognized its share of loss each reporting period. Accordingly, the Company recorded a loss of $50,000 in the three-month period ended June 30, 1997, a loss of $527,000 for the three-month period ended September 30, 1997 and a loss of $933,000 for the three-month period ended December 31, 1997. Such losses are recorded in other expense/income. Additionally, included in the $527,000 loss and the $933,000 loss recorded for the three-month periods ended September 30, 1997 and December 31, 1997 are operating expenses of $152,000 and $79,000 respectively which represent cross-functional work performed on the Loandata.inc. product. These operating expenses have been reclassified primarily from cost of services and research and development expenses.

     On December 24, 1997, the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company that will be the successor to the business of Loandata.inc. Loandata.inc. will contribute all of its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary.

D. PRIVATE PLACEMENT

     On December 3, 1997, the Company completed a private placement of 470,589 shares of common stock at $4.25 per share, providing gross proceeds of $2.0 million. The Company intends to use the net proceeds of the private placement for working capital and general corporate purposes.

E. AGREEMENT IN PRINCIPAL TO LICENSE ICAD SYSTEM

     On December 30, 1997, the Company announced that it had agreed in principal to license its ICAD System to a company created and financed by Electra Fleming, a leading UK-based investment house. The new company will become the exclusive worldwide distributor of the ICAD System and will be led by members of the ICAD business unit team.

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

RESULTS OF OPERATIONS

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues decreased 65% to $2.7 million for the three-month period ended December 31, 1997, from $7.9 million for the three-month period ended December 31, 1996. The Company's total revenues decreased 43% to $11.5 million for the nine-month period ended December 31, 1997, from $20.0 million for the nine-month period ended December 31, 1996. These decreases were primarily due to the decrease in ICAD software license fees.

     SOFTWARE LICENSES. Software license fees decreased 90% to $0.6 million for the three-month period ended December 31, 1997, from $6.3 million for the three-month period ended December 31, 1996, and decreased as a percentage of revenues to 23% from 80%. Software license fees decreased 73% to $4.0 million for the nine-month period ended December 31, 1997, from $14.7 million for the nine-month period ended December 31, 1996, and decreased as a percentage of revenues to 35% from 73%. The decreases were primarily due to the decrease in ICAD software license revenues.

     SERVICES. Service fees increased 24% to $2.0 million for the three-month period ended December 31, 1997, from $1.6 million for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 72% from 20%. Service fees increased 28% to $6.7 million for the nine-month period ended December 31, 1997, from $5.2 million for the nine-month period ended December 31, 1996, and increased as a percentage of revenues to 58% from 26%. Service revenues are derived from customer support, consulting, and training services. The increases were primarily due to higher consulting revenues.

     RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties increased to $0.1 million for the three-month period ended December 31, 1997 from $3,000 for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 5% from less than one percent. Revenues from related parties increased to $0.8 million for the nine-month period ended December 31, 1997 from $0.1 million for the nine-month period ended December 31, 1996, and increased as a percentage of revenues to 7% from less than one percent. The increases were due to a software license sale and consulting agreement with a related party.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third-party suppliers and software duplication and fulfillment costs, decreased 23% to $0.4 million for the three-month period ended December 31, 1997, from $0.5 million for the three-month period ended December 31, 1996, and increased as a percentage of software revenues to 66% from 8%. The dollar decrease for the three-month period ended December 31, 1997 was primarily due to lower license fees to third parties. This decrease was partially offset by an increase in the amortization of capitalized software. Cost of software licenses increased 23% to $1.8 million for the nine-month period ended December 31, 1997, from $1.5 million for the nine-month period ended December 31, 1996, and increased as a percentage of software revenues to 46% from 10%. The dollar and percentage increases for the nine-month period ended December 31, 1997 were primarily due to a write off of an intangible asset amounting to $372,000 during the three-month period ending June 30, 1997 and amortization of capitalized software.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 35% to $1.4 million for the three-month period ended December 31, 1997, from $1.0 million for the three-month period ended December 31, 1996, and increased as a percentage of service revenues to 68% from 62%. Cost of services increased 33% to $3.5 million for the nine-month period ended December 31, 1997, from $2.6 million for the nine-month period ended December 31, 1996, and increased as a percentage of service revenues to 53% from 50%. The increases for the three - and nine-month periods ended December 31, 1997 were due primarily to the outsourcing of additional personnel at higher rates to support consulting services and increased headcount.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, decreased 11% to $3.4 million for the three-month period ended December 31, 1997, from $3.8 million for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 124% from 48%. The dollar decrease was primarily due to decreased commissions associated with decreased revenues and a decrease in salary related expenses due to a decrease in sales and marketing headcount. Sales and marketing expenses decreased 3% to $10.0 million for the nine-month period ended December 31, 1997, from $10.3 million for the nine-month period ended December 31, 1996. As a percentage of revenues, sales and marketing expenses increased to 87% for the nine-month period ended December 31, 1997, compared to 52% for the comparable period in 1996. The dollar decrease for the nine-month period ended December 31, 1997 was primarily due to the decreased commissions associated with decreased revenues and decreased marketing. These decreases were offset by an increase in marketing and promotional activities during the three month period ended December 31, 1997.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs remained constant at $1.0 million for the three-month period ended December 31, 1997 and December 31, 1996, but increased as a percentage of revenues to 36% from 12%. Research and development expenses increased 11% to $2.7 million for the nine-month period ended December 31, 1997, from $2.4 million for the nine-month period ended December 31, 1996, and increased as a percentage of revenues to 23% from 12%. The increases for the nine-month period ended December 31, 1997 were primarily due to the addition of research and development employees associated with the development of the Company's SellingPoint product.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 196% to $1.9 million for the three-month period ended December 31, 1997, from $0.6 million for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 68% from 8%. The increase was primarily due to an increase in the bad debt provision to protect against currency issues in Asia and an increase in higher legal costs associated with the transition of ICAD during the three-month period ended and December 31, 1997. General and administrative expenses increased 68% to $3.2 million for the nine-month period ended December 31, 1997, from $1.9 million for the nine-month period ended December 31, 1996, and increased as a percentage of revenues to 28% from 10%. These increases for the nine-month period ended December 31, 1997 were primarily due to higher legal costs and an increase in the bad debt provision during the nine-month period December 31, 1997.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three- and nine-month period ended December 31, 1997 was $37,000 and $157,000, respectively. Interest income for the three - and nine-month period ended December 31, 1996 was $75,000 and $250,000, respectively.

     INTEREST EXPENSE. Interest expense for the three - and nine-month period ended December 31, 1997 was $23,000 and $75,000, respectively. Interest expense for the three - and nine-month period ended December 31, 1996 was $26,000 and $79,000, respectively.

     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of recording of losses related to an investment in Loandata.inc., foreign exchange gains (losses) on intercompany transactions, and marking to market certain trading securities, for the three-month period ended December 31, 1997, was an expense of $1,012,000, compared with income of $55,000 for the three-month period ended December 31, 1996. Other income for the nine-month period ended December 31, 1997, was an expense of $1,580,000 compared with income of $462,000 for the nine-month period ended December 31, 1996. During the three-month periods ended September 30, 1997 and December 31, 1997, the Company adjusted the investment in Loandata.inc, to recognize its proportionate share of losses. Additionally, during the three month period ended September 30, 1997, the Company sold its marketable security.

     PROVISION FOR INCOME TAXES. The income tax provision for the three- and nine-month periods ended December 31, 1997, was $10,000 and $30,000, respectively, and relates to foreign taxes. The income tax provision for the three- and nine-month period ended December 31, 1996, was $267,000 and $460,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the Company had cash and cash equivalents of approximately $2.5 million. The Company completed a private placement on December 5, 1997 providing gross proceeds of $2.0 million. The Company had a line of credit with a commercial lender, bearing interest at the bank's base lending rate, which expired on June 30, 1997. Under this line of credit, as amended, the Company had a $2,500,000 unsecured working capital line of credit. The line of credit contained financial convenants, which consisted of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company would not currently be in compliance with these covenants were the line of credit in effect and is negotiating with the commercial lender to extend and amend the line of credit. The Company's $1,750,000 equipment line of credit, collateralized by equipment, expired on March 31, 1997. The Company is negotiating with the commercial lender to extend and amend the equipment line of credit. As of December 31, 1997, the Company had borrowed $1,413,000 under the equipment line of credit. There can be no assurance that the Company will be successful in extending and amending the lines of credit nor can there be any assurance that such extended and amended lines of credit will be on similar terms as the existing agreements. Additionally, there can be no assurance that alternative financing will be available if required.

     During the nine-month period ended December 31, 1997, the Company had a net loss of $11.6 million and generated a net cash decrease of $1.4 million. The decrease in cash and cash equivalents was due primarily to $2.5 million used in operating activities. The Company's operating activities included a decrease in accounts receivable of $7.8 million. Investing activities included the private placement of $2.0 million, capitalized software costs of $0.7 million and the purchase of property and equipment for $0.2 million consisting primarily of computer equipment.

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000
for the five calendar years beginning December 31, 1996, respectively. The Company's policy is to recognize the consulting service expenses as incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At December 31, 1997, the Company had used the minimum first-year commitment of $250,000.

     On December 24, 1997, the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company that will be the successor to the business of Loandata.inc., an e-commerce company developing the electronic underwriting of car leases and loans using the SellingPoint product. Loandata.inc. will contribute all of its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary.

     On December 30, 1997, the Company announced that it had agreed in principal to license its ICAD System to a company created and financed by Electra Fleming, a leading UK-based investment house. The new company will become the exclusive worldwide distributor of the ICAD System and will be led by members of the ICAD business unit team.

     The terms of the offer submitted by Electra Fleming call for the Company to receive fixed payments of approximately $18.7 million over the next two years plus variable payments until March 2001, based on ICAD revenues. Negotiations and due diligence are progressing in anticipation of the execution of a formal agreement. The transaction is subject to a number of conditions, including completion of due diligence, commercial negotiations and final approval by Electra's board of directors and Concentra's board of directors and shareholders.

     The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's working capital and capital expenditure requirements at least through fiscal 1998 and fiscal 1999 provided that the Electra Fleming transaction is completed. The Company is continuing to explore alternative sources of financing.

PART II. OTHER INFORMATION
ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

        +3.01  Restated Certificate of Incorporation of the Registrant, as
               amended to date
        +3.02  Restated By-Laws of the Registrant.
       ++3.03  Certificate of Designations.
        +4.01 Specimen Stock Certificate for Common Stock, $.00001 par value. ++4.02 Rights Agreement dated as of April 24, 1997, between the
               Registrant and The First National Bank of Boston, as Rights
               Agent.
       ++4.03  Form of Right Certificate.
    ++++10.25  Loandata LLC Operating Agreement.
     +++10.26  Stock Purchase Agreement dated as of December 3, 1997 by and between Concentra Corporation and the Purchasers named on the signature page thereto.
      ++++27   Financial Data Schedule.


-------------------------------------------------------------------------------

         +   Previously filed as an Exhibit to the Registrant's Registration
             Statement No. 33-86550.
        ++   Previously filed as an Exhibit to the Registrant's Form 8-K dated
             April 24, 1997.
       +++   Previously filed as an Exhibit to the Registrant's Form 8-K dated
             December 3, 1997.
      ++++   Filed herewith.


(b) Reports on Form 8-K

     The Company filed a current report on Form 8-K dated December 3, 1997 reporting the completion of a private placement of 470,589 shares of the Company's common stock, $.00001 par value per share, at a purchase price of $4.25 per share, in a transaction led by Special Situations Fund.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCENTRA CORPORATION

Date: February 17, 1998

                              By: /s/  Alex Braverman
                                 --------------------
                              Alex Braverman
                              Vice President,
                              Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer)