Form 10-K/A
period 1997-03-31
CONCENTRA CORP
filed 1998-05-12
CIK 933091

                                                                Appendix A

================================================================================

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             --------------------

                                 FORM 10-K/A
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


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




CONSOLIDATED FINANCIAL SUMMARY                                                         Year Ended March 31,
(In thousands, except per share data)                          --------------------------------------------------------------------
                                                                  1997           1996           1995          1994          1993

STATEMENT OF OPERATIONS DATA:
Revenues:
 Software licenses                                              $17,670        $13,133        $10,050        $ 7,894       $ 7,474
 Services                                                         6,797          7,135          8,004          6,356         4,547
 Related party software and services                                104            452          2,163          1,459          --
                                                                -------        -------        -------        -------       -------
  Total revenues                                                 24,571         20,720         20,217         15,709        12,021

Operating expenses:
 Cost of software licenses                                        2,073          1,337          1,328          1,193         1,581
 Cost of services                                                 4,410          2,677          1,928          1,472         1,511
 Sales and marketing                                             14,541         11,622          8,887          6,309         6,020
 Research and development                                         3,558          2,849          2,423          2,840         2,716
 General and administrative                                       2,655          2,511          1,971          1,778         1,530
 Provision for bad debts                                          1,544            101            173             53          --
 Restructuring charge                                               239            196           --             --            --
 Charge for purchased research and development                     --             --             --            3,711          --
                                                                -------        -------        -------        -------       -------
  Total operating expenses                                       29,020         21,293         16,710         17,357        13,358
                                                                -------        -------        -------        -------       -------
(Loss) income from operations                                    (4,449)          (573)         3,507         (1,648)       (1,337)
 Interest income (expense), net                                     191            628           (149)          (318)         (345)
 Other income (expense)                                             458            (10)           300             (4)          (99)
                                                                -------        -------        -------        -------       -------
(Loss) income before income taxes                                (3,800)            45          3,658         (1,970)       (1,781)
Provision for income taxes                                          140              9            559            264           102
                                                                -------        -------        -------        -------       -------
Net (loss) income                                               $(3,940)       $    36        $ 3,099        $(2,234)      $(1,883)
                                                                =======        =======        =======        =======       =======
Net (loss) income per common and common equivalent share (1)    $ (0.73)       $  0.01        $  0.80        $ (0.76)      $ (0.93)
                                                                =======        =======        =======        =======       =======
Weighted average number of common and
     common equivalent shares outstanding (1)                     5,391          5,750          3,865          2,947         2,029
                                                                =======        =======        =======        =======       =======


                                                                                           As of March 31,
                                                                --------------------------------------------------------------------
                                                                  1997           1996           1995           1994          1993
BALANCE SHEET DATA:
Cash and cash equivalents                                       $ 3,890        $ 9,121        $17,010        $ 1,558        $   908
Working capital (deficit)                                         9,568         12,179         15,137            114         (1,492)
Total assets                                                     25,031         25,109         26,462          7,706          5,543
Total debt (including current portion)                            1,034          1,161            221          3,638          3,012
Redeemable common stock                                            --             --             --            1,777           --
Total stockholders' equity (deficit)                             15,068         18,307         17,907         (4,458)        (3,119)



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

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996


     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 19% to $24.6 million for the year ended March 31, 1997 from $20.7 million for the year ended March 31, 1996. This increase resulted from an increase in software licenses partially offset by a decrease in services, as discussed below. See "Liquidity and Capital Resources" for discussion on extended payment terms granted to customers to close business.

     SOFTWARE LICENSES. Software license fees increased 35% to $17.7 million for the year ended March 31, 1997 from $13.1 million for the year ended March 31, 1996, and increased as a percentage of revenues to 71% from 63%. Contributing to the increases were the increased adoption of the Company's products by both new and existing customers.

     SERVICES. Service fees decreased 5% to $6.8 million for the year ended March 31, 1997 from $7.1 million for the year ended March 31, 1996, and decreased as a percentage of revenues to 28% from 35%. Service revenues are derived from consulting, training and customer support services. The decreases in revenues were primarily due to more consulting services that were contracted by the Company's customers to other consulting companies during fiscal 1997, as compared to fiscal 1996. The Company does not expect this trend to continue.


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


     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 6% to $2.7 million for the year ended March 31, 1997 from $2.5 million for the year ended March 31, 1996, and decreased as a percentage of revenues to 11% from 12%. The dollar increase is primarily due to higher legal costs in the current period.



     PROVISION FOR BAD DEBTS. Provision for bad debts increased to $1,544,000 for the year ended March 31, 1997 from $101,000 for the year ended March 31, 1996. The Company increased their provision for bad debts after repeated unsuccessful attempts were made to collect certain receivables. This increased provision is principally made up of two large domestic receivables and two international receivables. Notwithstanding this fourth quarter provision, the Company is continuing to pursue collection of these receivables.


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


     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 27% to $2.5 million for the year ended March 31, 1996 from $2.0 million for the year ended March 31, 1995, and increased as a percentage of revenues to 12% from 10%. The increases in general and administrative expenses were primarily due to the increased costs of being a public company.


     PROVISION FOR BAD DEBTS. Provision for bad debts decreased to $101,000 for the year ended March 31, 1997 from $173,000 for the year ended March 31, 1996. The decrease was due to a lower provision for bad debts within the current period.


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



                                                s/ COOPERS & LYBRAND L.L.P.

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


CONCENTRA CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)


                                                                              Year Ended March 31,
                                                                        --------------------------------
                                                                         1997          1996       1995

Revenues:
  Software licenses                                                     $17,670      $13,133     $10,050
  Services                                                                6,797        7,135       8,004
  Related party software and services                                       104          452       2,163
                                                                        -------      -------     -------
    Total revenues                                                       24,571       20,720      20,217
Operating expenses:
  Cost of software licenses                                               2,073        1,337       1,328
  Cost of services                                                        4,410        2,677       1,928
  Sales and marketing                                                    14,541       11,622       8,887
  Research and development                                                3,558        2,849       2,423
  General and administrative                                              2,655        2,511       1,971
  Provision for bad debts                                                 1,544          101         173
  Restructuring charge                                                      239          196          --
                                                                        -------      -------     -------
    Total operating expenses                                             29,020       21,293      16,710
(Loss) income from operations                                            (4,449)        (573)      3,507
  Interest income                                                           296          682         174
  Interest expense                                                         (105)         (54)       (323)
  Other income (expense)                                                    458          (10)        300
                                                                        -------      -------     -------
(Loss) income before income taxes                                        (3,800)          45       3,658
Provision for income taxes                                                  140            9         559
                                                                        -------      -------     -------
Net (loss) income                                                        (3,940)          36       3,099
Accretion of redeemable common stock                                         --           --         223
                                                                        -------      -------     -------
Net (loss) income available to common stockholders                      $(3,940)     $    36     $ 2,876
                                                                        =======      =======     =======
Net (loss) income per common and common equivalent share                $ (0.73)     $  0.01     $  0.74
                                                                        =======      =======     =======
Weighted average number of common and common equivalent
  shares outstanding                                                      5,391        5,750       3,865
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


CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)                                                                                         Year Ended March 31,
                                                                                           -----------------------------------------
                                                                                             1997            1996             1995

Cash flows from operating activities:
  Net income (loss)                                                                         $(3,940)       $     36        $  3,099
  Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
   Depreciation and amortization                                                              2,413           1,362             715
   Foreign exchange loss (gain)                                                                 166              38            (308)
   Provision for bad debts                                                                    1,544             101             173
   Change in net unrealized holding gain on trading security                                   (203)             --              --
  Changes in operating assets and liabilities:
     Accounts receivable                                                                     (7,288)         (2,546)         (1,666)
     Other assets                                                                              (102)           (244)           (228)
     Accounts payable                                                                           382              48             491
     Accrued expenses                                                                         1,883            (890)           (585)
     Deferred revenue                                                                           875          (1,591)           (262)
     Income taxes payable                                                                        73            (212)            315
                                                                                            -------        --------        --------
       Net cash (used in) provided by operating activities                                   (4,197)         (3,898)          1,744
                                                                                            -------        --------        --------
Cash flows used in investing activities:
  Capitalized software costs                                                                   (970)           (865)           (416)
  Purchase of property and equipment                                                           (326)         (1,928)           (422)
  Purchase of intangible assets                                                                 (96)         (1,322)            (61)
                                                                                            -------        --------        --------
       Net cash used in investing activities                                                 (1,392)         (4,115)           (899)
                                                                                            -------        --------        --------
Cash flows provided by financing activities:
  Proceeds from issuance of common stock, net of issuance cost                                  102              32          17,718
  Proceeds from exercise of stock options                                                       667             224             171
  Repayment of advances from corporate partners                                                  --              --          (2,276)
  Principal payments under capital lease obligations                                           (230)           (243)            (98)
  Repayment of related party note payable                                                        --              --            (746)
                                                                                            -------        --------        --------
       Net cash provided by financing activities                                                539              13          14,769
                                                                                            -------        --------        --------
Effects of exchange rates on cash and cash equivalents                                         (181)            111            (162)
Net (decrease) increase in cash and cash equivalents                                         (5,231)         (7,889)         15,452
Cash and cash equivalents at beginning of year                                                9,121          17,010           1,558
                                                                                            -------        --------        --------
Cash and cash equivalents at end of year                                                    $ 3,890        $  9,121        $ 17,010
                                                                                            =======        ========        ========
 Supplemental disclosure of cash flow information:
   Interest paid                                                                            $   106        $     54        $    260
   Income taxes paid                                                                             67             221             244
 Supplemental disclosure of non-cash investing and financing activities:
   Purchase of intangible asset                                                                  --              --           1,000
   Equipment acquired under capital lease obligations                                           139           1,183             242
   Conversion of redeemable common stock to common stock                                         --              --           2,000
   Conversion of preferred stock to common stock                                                 --              --           3,766


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


     If the Company does not make the Fixed Payments in a timely manner, the customer or its assigns may, at their option, gain access to the source code through an escrow arrangement and may market KBCar to others or require the Company to market to others in order to regain any shortfall in the Fixed Payments. This remedy is not available in the event of a failure to make the Variable Payments.

     During fiscal 1996 the Company entered into a distribution agreement with this same significant customer to exclusively distribute the Company's products to the customer's group of companies. The Company also licensed, through this customer as a distributor, $500,000 of ICAD software. In addition, the Company licensed through the distributor use of 100 copies of the software application known as Obedient Mannequin ("OM") for $1,265,000, in addition to the continuing rights to OM for $50,000 on an exclusive, perpetual basis. Additionally, the Company licensed to the customer for $50,000, an unlimited number of copies of the product known as Concept Car ("CC"). The customer also granted to the Company the exclusive rights to distribute the product known as KBCar which property includes both CC and OM. The customer also agreed to continue the development and enhancement of KBCar. The royalty paid to the customer is 50% of the net revenue after payment of all royalties to third parties. To date, there have been no revenues generated from KBCar.


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

                                      10-K


                              CONCENTRA CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


     Information related to stock options granted under the Plans is as follows:

                                                                                                                  EXERCISABLE
                                                                                     WEIGHTED                       WEIGHTED
                                                                                     AVERAGE                        AVERAGE
                                                                                     EXERCISE       NUMBER          EXERCISE
                                               SHARES           OPTION PRICE          PRICE       EXERCISABLE        PRICE

       Outstanding at March 31, 1994           719,385        $1.375 - $ 5.500        $3.91         281,205          $2.88
                                             ---------        ------   -------        -----         -------          -----
         Granted                               254,730         5.500 -  11.250         8.05
         Canceled                             (110,273)        1.375 -   6.875         2.80
         Exercised                             (24,319)        1.375 -   4.125         2.29
                                             ---------        ------   -------        -----

       Outstanding at March 31, 1995           839,523         1.375 -  11.250        $5.25         305,540          $3.61
                                             ---------        ------   -------        -----         -------          -----
         Granted                               369,033         5.500 -  11.000         9.14
         Canceled                              (52,061)        4.125 -  11.250         8.01
         Exercised                             (79,152)        1.375 -   6.875         9.96
                                             ---------        ------   -------        -----         -------          -----

       Outstanding at March 31, 1996         1,077,343         1.375 -  11.250        $6.44         464,004          $4.83
                                             ---------        ------   -------        -----         -------          -----
          Granted                              440,750         4.875 -  14.500         5.64
          Canceled                            (135,304)        4.125 -  14.500         7.21
          Exercised                           (142,070)        1.375 -  11.250         9.34
                                             ---------        ------   -------        -----         -------          -----

       Outstanding at March 31, 1997         1,240,719        $1.375 - $14.500        $6.33         476,107          $5.55
                                             =========        ================        =====         =======          =====




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

Stock Compensation Plan

     At March 31, 1997, the Company has several stock-based compensation plans, which are described above. The Company applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the

                                      10-K


                              CONCENTRA CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



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


     This table includes 32,923 options that are not part of either stock option plan.

                              CONCENTRA CORPORATION

J.  FOURTH QUARTER ADJUSTMENTS AND CHARGES


     The Company recorded net adjustments affecting receivables of approximately $1,544,000 in the fourth quarter of fiscal 1997. Of this amount, $1,026,000 relates to an increase in the provision for doubtful accounts which the Company recorded after repeated unsuccessful attempts were made to collect certain receivables. This provision is principally made up of one large domestic receivable and two international receivables. Notwithstanding this fourth quarter provision, the Company is continuing to pursue collection of these receivables. The remaining $518,000 relates to a receivable recorded in the first quarter to a new customer. This customer experienced turnover of the key officer who committed their respective company to the license agreement. In the fourth quarter of fiscal 1997, the Company recorded the provision based upon the customer's refusal to honor the prior contract.


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



                                                            North America          Europe            Eliminations       Consolidated
                                                            ------------------------------------------------------------------------

Year ended March 31, 1997
  Total revenues:
    Unaffiliated customers                                    $ 17,491             $ 6,976             $    --             $ 24,467
    Affiliated customers (Note H)                                  104                  --                  --                  104
    Intercompany transfers                                       3,526                  --              (3,526)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 21,121             $ 6,976             $(3,526)            $ 24,571
                                                              ========             =======             =======             ========
  Net income (loss)                                           $ (2,380)            $(1,560)            $    --             $ (3,940)
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 19,738             $ 5,293             $    --             $ 25,031
                                                              ========             =======             =======             ========

Year ended March 31, 1996
  Total revenues:
    Unaffiliated customers                                    $ 16,822             $ 3,446             $    --             $ 20,268
    Affiliated customers (Note H)                                  452                  --                  --                  452
    Intercompany transfers                                       1,297                  --              (1,297)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 18,571             $ 3,446             $(1,297)            $ 20,720
                                                              ========             =======             =======             ========
  Net income (loss)                                           $    819             $  (783)            $    --             $     36
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 21,903             $ 3,206             $    --             $ 25,109
                                                              ========             =======             =======             ========

Year ended March 31, 1995
  Total revenues:
    Unaffiliated customers                                    $ 14,696             $ 3,358             $    --             $ 18,054
    Affiliated customers (Note H)                                2,163                  --                  --                2,163
    Intercompany transfers                                       1,283                  --              (1,283)                  --
                                                              --------             -------             -------             --------
      Total                                                   $ 18,142             $ 3,358             $(1,283)            $ 20,217
                                                              ========             =======             =======             ========
  Net income (loss)                                           $  3,110                 (11)                 --             $  3,099
                                                              ========             =======             =======             ========
  Identifiable assets                                         $ 23,669             $ 2,793             $    --             $ 26,462
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

