Form 10-Q/A
period 1997-06-30
CONCENTRA CORP
filed 1998-05-12
CIK 933091

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                              --------------------



                                    FORM 10-Q/A


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

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
OPERATIONS
(Unaudited, in thousands, except per share data)


                                                    Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                   1997             1996
Revenues:
     Software licenses                            $   936          $2,839
     Services                                       2,251           2,188
     Related party software and services              546              89
                                                  -------          ------
         Total revenues                             3,733           5,116
Operating expenses:
     Cost of software licenses                      1,000             429
     Cost of services                               1,689             662
     Sales and marketing                            4,063           2,846
     Research and development                         908             581
     General and administrative                       781             559
     Restructuring charge                             283              --
                                                  -------          ------
         Total operating expenses                   8,724           5,077
Income (loss) from operations                      (4,991)             39
     Interest income                                   66              95
     Interest expense                                 (26)            (26)

     Loss on investment                               (50)             --

     Other (expense) income                            71             (31)
                                                  -------          ------
Income (loss) before income taxes                  (4,930)             77
Provision for income taxes                             10              20
                                                  =======          ======
Net income (loss)                                 $(4,940)         $   57
                                                  =======          ======
Net income (loss) per common and
common equivalent share                           $ (0.90)         $ 0.01
                                                  =======          ======
Weighted average number of common and
common equivalent shares outstanding                5,506           5,600
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



     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) on intercompany transactions and marking to market certain trading securities, for the three-month period ended June 30, 1997, was income of $71,000 compared with an expense of $31,000 for the three-month period June 30, 1996. During the current three-month period ended June 30, 1997, the Company had a foreign exchange gain, as compared to a loss in the three-month period ended June 30, 1997.




     LOSS ON INVESTEMENT. Loss on investment consists of the recording of losses related to an investment in Loandata.inc. During three-month period ended June 30, 1997, the Company adjusted the investment in Loandata.inc. to recognize its proportionate share of losses in the amount of $50,000, due to uncertainty related to the realizability of the investment.


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

Date: May 12, 1998

                                By: /s/ Alex Braverman
                                    -------------------
                                    Alex Braverman
                                    Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)