Form 10-Q/A
period 1997-09-30
CONCENTRA CORP
filed 1998-05-12
CIK 933091

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

                            10-Q SEPTEMBER 30, 1997

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)


                                                    Three Months Ended                Six Months Ended
                                                       September 30,                    September 30,
                                                  1997             1996             1997             1996
                                                --------         --------         --------         --------
Revenues:
     Software licenses                          $  1,968         $  5,484         $  2,902         $  8,234
     Services                                      2,910            1,453            5,163            3,730
     Related party software and services             100                4              646               93
                                                --------         --------         --------         --------
         Total revenues                            4,978            6,941            8,711           12,057
Operating expenses:
     Cost of software licenses                       428              542            1,428              971
     Cost of services                                472              979            2,161            1,641
     Sales and marketing                           2,542            3,611            6,605            6,457
     Research and development                        780              873            1,688            1,454
     General and administrative                      590              735            1,371            1,294
     Restructuring charge                             --               --              283               --
                                                --------         --------         --------         --------
         Total operating expenses                  4,812            6,740           13,536           11,817
Income (loss) from operations                        166              201           (4,825)             240
     Interest income                                  54               80              120              175
     Interest expense                                (26)             (27)             (52)             (53)
     Other (expense) income                          (61)             438               10              407
     Loss on investment                             (527)              --             (577)              --
                                                --------         --------         --------         --------
Income (loss) before income taxes                   (394)             692           (5,324)             769
Provision for income taxes                            10              173               20              193
                                                --------         --------         --------         --------
Net income (loss)                               $   (404)        $    519         $ (5,344)        $    576
                                                ========         ========         ========         ========
Net income (loss) per common and common
equivalent share                                $  (0.07)        $   0.09         $  (0.97)        $   0.10
                                                ========         ========         ========         ========
Weighted average number of common and
common equivalent shares outstanding               5,545            5,623            5,526            5,612
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

C.   INVESTMENT IN LOANDATA.INC.


     At fiscal year end 1997, the Company had an investment of $82,000 in Loandata.inc., an e-commerce company developing the electronic underwriting of car leases and loans using the SellingPoint product. Additional investments of $143,000 and $200,000 were made in the three-month periods ended June 30, 1997, and September 30, 1997, respectively. The Company has recorded this investment under the equity method and recognizes its share of income or loss each reporting period. Accordingly, the Company recorded a loss of $50,000 in the three-month period ended June 30, 1997 and a loss of $527,000 for the three-month period ended September 30, 1997. Such losses are recorded in loss on investment. Additionally, included in the $527,000 loss recorded for the three-month period ended September 30, 1997 are operating expenses of $152,000 which represents cross-functional work performed on the Loandata.inc. product. These operating expenses have been reclassified primarily from cost of services and research and development expenses.


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


     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) on intercompany transactions, and marking to market certain trading securities, for the three-month period ended September 30, 1997, was an expense of $61,000, compared with income of $438,000 for the three-month period ended September 30, 1996. Other income for the six-month period ended September 30, 1997, was income of $10,000 compared with income of $407,000 for the six-month period ended September 30, 1996. During the three-month period ended September 30, 1997, the Company sold its marketable securities.



     LOSS ON INVESTMENT. Loss on investment consists of the recording of losses related to an investment in Loandata.inc. During three and six-month periods ended September 30, 1997, the Company adjusted the investment in Loandata.inc. to expense the amounts funded of $527,000 and $577,000, respectively, due to uncertainty related to the realizability of the investment.


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