Form 10-Q/A
period 1997-12-31
CONCENTRA CORP
filed 1998-05-12
CIK 933091

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

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)


                                                      Three Months Ended                   Nine Months Ended
                                                         December 31,                        December 31,
                                                    1997              1996              1997               1996
                                                  --------          --------          --------           --------


Revenues:
     Software licenses                            $    622          $  6,327          $  3,524           $ 14,654
     Services                                        1,983             1,604             7,146              5,242
     Related party software and services               143                 3               789                 96
                                                  --------          --------          --------           --------
         Total revenues                              2,748             7,934            11,459             19,992
Operating expenses:
     Cost of software licenses                         411               531             1,840              1,502
     Cost of services                                1,351             1,000             3,511              2,641
     Sales and marketing                             3,401             3,839            10,005             10,297
     Research and development                          996               972             2,685              2,426
     General and administrative                      1,858               627             3,229              1,921
     Restructuring charge                             --                --                 283               --
                                                  --------          --------          --------           --------
         Total operating expenses                    8,017             6.969            21,553             18,787
Income (loss) from operations                       (5,269)              965           (10,094)             1,205
     Interest income                                    37                75               157                250
     Interest expense                                  (23)              (26)              (75)               (79)
     Other (expense) income                            (79)               55               (70)               462
     Loss on investment                               (933)             --              (1,510)              --
                                                  --------          --------          --------           --------
Income (loss) before income taxes                   (6,267)            1,069           (11,592)             1,838
Provision for income taxes                              10               267                30                460
                                                  --------          --------          --------           --------
Net income (loss)                                 $ (6,277)         $    802          $(11,622)          $  1,378
                                                  ========          ========          ========           ========

Basic income (loss) per common and
common equivalent share                           $  (1.10)         $   0.14          $  (2.08)          $   0.24
                                                  ========          ========          ========           ========
Weighted average number of
common shares outstanding                            5,693             5,852             5,582              5,700
                                                  ========          ========          ========           ========

Diluted income (loss)  per common and
common equivalent share                           $  (1.10)         $   0.14          $  (2.08)          $   0.24
                                                  ========          ========          ========           ========
Weighted average number of diluted
common and common equivalent shares
outstanding                                          5,693             5,858             5,582              5,705
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

     The Company has adopted the standards for calculating earnings per share ("EPS") pursuant to Statement of Financial Accounting Standards No. 128 ("SFAS 128") which supersedes APB Opinion No. 15, "Earnings Per Share" ("Opinion 15") and replaces the presentation of primary EPS with a presentation of basic EPS. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the year of computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Opinion 15 with some modifications and is not materially different for the three-month and nine-month periods ended December 31, 1997 and 1996. The condensed consolidated financial statements for the three-month and nine-month periods ended December 31, 1997 and 1996 have been restated to conform to SFAS 128.

     Options to purchase 1,467,880 shares of common stock at prices ranging from $1.375 to $11.25 were outstanding during the three and nine-month periods ended December 31, 1997, but were not included in the computation of diluted EPS because of their anti-dilutive nature. Options to purchase 903,862 and 1,026,679 shares of common stock at prices ranging from $4.875 to $11.25 were outstanding during the three and nine-month periods ended December 31, 1996, respectively, but were not included in the computation of diluted EPS because of their anti-dilutive nature.


                                    Three Months Ended           Nine Months Ended
                                       December 31,                 December 31,
                                    -------------------          -----------------
Description                         1997          1996           1997        1996
-----------                         -----         -----          -----       -----
                                               (in thousands of shares)

Basic weighted average
 shares outstanding                 5,693         5,852          5,582       5,700
Weighted average effect of
 dilutive stock options                --             6            --            5
Dilutive weighted average
 shares outstanding                 5,693         5,858          5,582       5,705

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


     Prior to December 24, 1997, the Company had an ownership percentage of 15% in Loandata.inc. and used the equity method of accounting based upon its significant influence on the operations of Loandata.inc.


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

RESULTS OF OPERATIONS


     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues decreased 65% to $2.7 million for the three-month period ended December 31, 1997, from $7.9 million for the three-month period ended December 31, 1996. The Company's total revenues decreased 43% to $11.5 million for the nine-month period ended December 31, 1997, from $20.0 million for the nine-month period ended December 31, 1996. These decreases were primarily due to the decrease in ICAD software license fees within the aerospace sector.

     SOFTWARE LICENSES. Software license fees decreased 90% to $0.6 million for the three-month period ended December 31, 1997, from $6.3 million for the three-month period ended December 31, 1996, and decreased as a percentage of revenues to 23% from 80%. Software license fees decreased 73% to $4.0 million for the nine-month period ended December 31, 1997, from $14.7 million for the nine-month period ended December 31, 1996, and decreased as a percentage of revenues to 35% from 73%. The decreases were primarily due to the decrease in ICAD software license fees within the aerospace sector.


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


     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 196% to $1.9 million for the three-month period ended December 31, 1997, from $0.6 million for the three-month period ended December 31, 1996, and increased as a percentage of revenues to 68% from 8%. The increase was primarily due to a bad debt provision of $1.0 million to protect against currency issues in Asia and for a United Kingdom VAT receivable that has aged significantly, and an increase in higher legal costs associated with the transition of ICAD during the three-month period ended and December 31, 1997. The Company views the bad debt provision as an isolated occurrence and does not expect this trend to continue. General and administrative expenses increased 68% to $3.2 million for the nine-month period ended December 31, 1997, from $1.9 million for the nine-month period ended December 31, 1996, and increased as a percentage of revenues to 28% from 10%. These increases for the nine-month period ended December 31, 1997 were primarily due to higher legal costs and an increase in the bad debt provision during the nine-month period December 31, 1997.


     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three- and nine-month period ended December 31, 1997 was $37,000 and $157,000, respectively. Interest income for the three - and nine-month period ended December 31, 1996 was $75,000 and $250,000, respectively.

     INTEREST EXPENSE. Interest expense for the three- and nine-month period ended December 31, 1997 was $23,000 and $75,000, respectively. Interest expense for the three - and nine-month period ended December 31, 1996 was $26,000 and $79,000, respectively.


     OTHER INCOME (EXPENSE). Other income (expense), consisting primarily of foreign exchange gains (losses) on intercompany transactions, and marking to market certain trading securities, for the three-month period ended December 31, 1997, was an expense of $79,000, compared with income of $55,000 for the three-month period ended December 31, 1996. Other income for the nine-month period ended December 31, 1997, was an expense of $70,000 compared with income of $462,000 for the nine-month period ended December 31, 1996. During the three month period ended September 30, 1997, the Company sold its marketable security.



     LOSS ON INVESTMENT. Loss on investment consists of the recording of losses related to an investment in Loandata.inc. During the three and nine-month periods ended December 31, 1997, the Company adjusted the investment in Loandata.inc. to expense the amounts funded of $933,000 and $1,510,000, respectively, due to uncertainty related to the realizability of the investment.


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