Form 10-K
period 1998-03-31
CONCENTRA CORP
filed 1998-06-24
CIK 933091

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

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

                                 21 NORTH AVENUE
                              BURLINGTON, MA 01803
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (781) 229-4600
             Securities registered pursuant to Section 12(b) of the
               Act: None Securities registered pursuant to Section
                                12(g) of the Act:

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

                                 Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of June 19, 1998 was $25,102,997. As of June 19, 1998, there were issued and outstanding 6,085,575 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


         The following document has been incorporated by reference in the following part of the Form 10-K: Definitive Proxy Statement for the August 10, 1998 Annual Meeting incorporated by reference (to the extent specified) in Part III.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-K

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

                                     PART I


ITEM    DESCRIPTION                                                      PAGE(s)
----    -----------                                                      -------

1       Business........................................................   3-14

2       Properties......................................................     14

3       Legal Proceedings...............................................     14

4       Submission of Matters to a Vote of Security Holders.............     14


                                     PART II

5       Market for Registrant's Common Equity and Related
        Stockholder Matters.............................................     15

6       Selected Financial Data.........................................     16

7       Management's Discussion and Analysis of Financial
        Condition and Results of Operations.............................  17-28

8       Financial Statements............................................  29-49

9       Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................     49


                                    PART III

10      Directors and Executive Officers of the Registrant..............     49

11      Executive Compensation..........................................     49

12      Security Ownership of Certain Beneficial Owners
        and Management..................................................     49

13      Certain Relationships and Related Transactions..................     49


                                     PART IV

14      Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K.....................................................  50-51

                                     PART I


ITEM 1.  BUSINESS

         Concentra Corporation was incorporated under the laws of Delaware in 1984 as ICAD, Inc. and changed its name to Concentra Corporation in 1995. Unless the context otherwise requires, references herein to the "Company" or "Concentra" include Concentra Corporation and its subsidiaries.

         Concentra develops, markets and supports software products that automate the processes that underlie selling customizable products, services and systems. A significant portion of the time it takes to market and sell new products goes into gathering accurate and timely product and market packaging information from other parts of the enterprise, and reformatting it in order to facilitate buy decisions and win business. The Company has developed an innovative approach to improving sales force effectiveness based on capturing and applying product and process knowledge necessary for selling customizable products. This new approach enables companies to capture what and how they sell in order to generate new configurations, quotes and complete sales proposals directly from unique and specific customer requirements. As a result, sales and customer service productivity is improved and the time it takes to respond to market opportunities is substantially decreased.

INDUSTRY BACKGROUND

         Since the late 1980s, Sales Force Automation ("SFA") tools have been improving the administrative productivity of salespeople by automating tasks such as sales contact management, opportunity management, sales forecasting, commission tracking, call reporting, and order entry validation. Despite the tactical productivity advances represented by SFA technology, little has been done to improve the strategic effectiveness of salespeople or increase sales volume, trim sales cycle time and lower the cost per sale.

         In addition, over the past decade, companies have invested heavily in technology to re-engineer manufacturing processes. Back-office systems, such as enterprise resource planning ("ERP") software, have structured and captured information about products, inventory, resource availability and costs, and have streamlined back-office operations and reduced operations costs. Now corporations are looking for ways to increase revenues in addition to reducing the cost of operations.

         At the same time, corporations face new pressures in the competitive, global marketplace. Worldwide mergers and acquisitions have created corporations with diverse product lines, often sold by a consolidated sales force with little experience in selling a corporation's entire range of products. The mobile workforce and associated staff retention issues exacerbate the problem of effectively selling a broad product range, making it difficult for companies to rapidly train and deploy new salespeople who can be effective in a climate where product lines are also rapidly changing. The challenge for companies today is to gain market leadership by helping their global sales forces effectively sell a variety of products, whether a relatively simple item like a single replacement window, or complex, build-to-order systems like a sophisticated, multi-level network.

         As a result, a sub-segment of SFA has emerged, commonly referred to as Technology-Enabled Selling ("TES"), to meet the strategic selling needs of companies. TES systems include Sales Configuration Systems ("SCS"), which are used to capture customers' needs and determine a valid custom product, service or system to meet those needs.

         According to a recent report from Gartner Group, a leading industry analyst firm, worldwide expenditures for TES systems were $1.4 billion in 1997 and will continue to grow at a rate of 35 percent annually through the year 2000 to approximately $3.9 billion.

         Businesses that develop, manufacture and market customizable products, services and systems must compete based on meeting customers' unique needs and desires, response time, quality, cost, service, innovation and flexibility while ensuring that the orders they create are valid. To achieve this, they must integrate their TES systems with other enterprise systems in order to bring enterprise information to bear at the point of sale (e.g., kiosks, salespeople's laptops, web sites, call center representatives PCs, etc.). Companies that integrate TES with their other core front-and back-office enterprise systems are better able increase sales throughput, lower selling costs, reduce order errors and increase customer satisfaction.

         The Company provides technological solutions that help companies compete by improving sales force effectiveness.

SALES FORCE EFFECTIVENESS

         The process of selling custom products, services and systems entails performing needs assessment, facilitating option selection, performing configuration, and generating a quote and proposal complete with drawings, schematics and performance metrics. In cases where sales forces are not using technology-enabled selling tools, salespeople perform ad hoc needs assessments that vary according to selling skills, product knowledge and experience. This variable process generally requires subsequent sales calls involving technical sales specialists who extract detailed vocational needs from customers and map those to the company's ability to configure the most advantageous solution, based either on the sales engineer's experience with previous solutions or a detailed analysis. This is particularly the case in the markets for complex products such as industrial equipment and networked high-tech systems.

         The technical sales specialist then transfers his or her understanding of the "solution" into a price and delivery schedule or passes the technical information to someone else who figures out the pricing and the manufacturing schedule. This information is either given back to the salesperson or to a proposal specialist, who creates a complex document, recapping the prospect's needs and proposing the manufacturer's best product configuration, price, delivery date and any other relevant terms.

         This manual process leaves a great amount of what should be verbatim information (e.g., engineering, pricing, inventory availability, manufacturability, etc.) up to individual interpretation. There is a high likelihood of human error in the process and the cycle time is relatively protracted.

         The Company believes that issues that have been inadequately addressed include:


         The increasing demand of the informed consumer in a customer-centric marketplace. The early 1990s brought the concept of mass customization to the marketplace; the web introduced "push" technology in the mid-1990s; and the late 1990s marketplace is now evolving to serve a "market of one." Consumers want what they want, when they want it, packaged uniquely to meet their individual needs. Technological advances in information management have enabled marketers to create custom products and services, and now the consumer has come to expect a high level of customization and service. Companies who do not practice customer-centric marketing and selling will be hard-pressed to compete in this climate.

         Too much time lost translating prospect needs into product specifications. As products and services have become more complex and more finely targeted, customers are more likely to purchase from salespeople who have the ability to understand their needs and quickly respond with the best custom-configured product their company has to offer. Although Sales Configuration Systems (SCS) have been available for several years, they do not assist a salesperson in selecting the best configuration based upon the customer's unique needs; they merely determine whether or not the selected configuration is valid. The cost of failing to address the customer's unique vocational needs and subjective desires can range from poor customer satisfaction to lost sales and market share.

         Excessive cost of pre-sales technical support. The status quo technique for translating prospect needs into product specifications is the increased use of technical sales specialists during the pre-sale phase of the sales process. Generally, technical sales specialists have better knowledge of the capabilities of the entire product line and a better understanding of how these capabilities meet prospect needs. While somewhat effective, this technique drives up the cost of selling and simply shifts the burden of expertise from the salesperson to the technical sales specialist.

         Excessive time consumed preparing complex sales quotes and proposals. As the pace of business accelerates, and the consumer's expectation of response timeline shortens, it is imperative that companies deliver accurate and thorough sales proposals in record time. The increasing trend towards the "market of one" makes it more difficult to create standardized proposals since each document is as unique as the product it is proposing to sell. The cost of preparing high-quality, accurate quotes and proposals rises relative to the level of complexity and customization of the product. Companies that fail to systematically address the quality and turnaround time associated with preparing sales quotes and proposals are likely to lose sales and market share to more responsive, fleet competitors.

         The increasing cost of order errors. The increased sophistication of custom products, services and systems has resulted in an overall increase in the cost and frequency of order errors. Order errors occur throughout the sales and delivery cycle. At the point of sale, an error can be made by simply proposing a product configuration that does not actually meet a customer's technical requirements or that is not manufacturable. Errors occur in order entry because incompatible options are not rejected or ancillary equipment has not been included in the order. In manufacturing, an invalid or unbuildable configuration can shut down the production line. If a misconfigured order is actually shipped to a customer, the cost of correcting the mistake in the field can be excessive, if not irrecoverable. Order errors can be attributed to human error, ranging from not having access to current and accurate back-office information, to misinterpreting what constitutes "valid" to misunderstanding the product line and how it will perform when used, to simply making typographic errors when processing an order. Companies who do not automate these processes and integrate their selling functions with their back-office systems will continue to be plagued by order errors. No matter what the cause or where the errors occur in the sales cycle, companies will incur associated costs as a result.


THE CONCENTRA SOLUTION

         The Company has developed innovative approaches to Sales Force Automation that solve the sales force effectiveness problems facing companies today.

SELLINGPOINT

         The Company's SellingPoint(R) sales configuration software turns sales opportunities into orders by bridging the Gap between front-office opportunity management systems and back-office systems such as ERP. SellingPoint is able to drive revenue generation by bringing sales-critical information from existing enterprise systems to the point of sale so that complex sales operations such as product definition, configuration, proposal generation and order submission are streamlined, efficient and accurate.

         SellingPoint can be used to configure a broad range of products, services and systems, from the simple to the complex. Sales forces of market-leading industrial, high tech and consumer companies are using SellingPoint to effectively sell a range of their offerings while rapidly responding to business changes and new product introductions.

         SellingPoint's unique ability to model both what and how a company sells allows salespeople to present customers with the most compelling reasons to buy their company's products and then instantly deliver valid quotes and actionable proposals. Most sales configuration systems merely determine whether or not a configuration is valid, while SellingPoint assesses the customer's needs and determines the best product solution.

         SellingPoint is built on a multi-tiered architecture that consists of the SellingPoint Data Backbone, the SellingPoint Active Model and the SellingPoint User Interface. This COM-based and ODBC-compliant architecture speeds deployment and integration to other front- and back-office systems such as Siebel 98 and Oracle Applications.

         SellingPoint's drag-and-drop development environment and object-oriented technology deliver a lowered cost of ownership by reducing development and maintenance overhead. In addition, SellingPoint's technology scales readily to accommodate the needs of a range of businesses: from simple to complex product lines; from simple to complex sales processes; and from simple to complex deployment styles (e.g., client-server, remote/mobile and web).

         SellingPoint's Active Model is a powerful configuration engine that resolves configuration rules against customer needs and manages the bi-directional flow of information between SellingPoint modules and other enterprise software.

         SellingPoint's flexible user interface allows companies to write one model and run it anywhere: on a PC, a laptop or the web. Using a single model to deploy in multiple selling modes supports the range of ways companies sell today, from inside telesales, remote field sales to unassisted selling over the World Wide Web.

         Companies that purchase SellingPoint can expect: increased sales effectiveness and profits; reduced order errors; reduced costs per sale; rapid return on investment; standardized selling processes; and accelerated sales training.

         SellingPoint is licensed separately for developers and end users with significant cost differences between the development environment used by programmers and the runtime environment used by salespeople.

ICAD TRANSACTION

         On February 26, 1998, the Company entered into a license agreement and transition agreement to license the software and intellectual property rights used in the ICAD Business exclusively to the Distributor, a recently established company organized under the laws of Luxemborg by Electra Fleming Private Equity Partners ("Electra Fleming"), a partnership of which the principal partner is Electra Investment Trust, plc. The License Agreement and Transition Agreement ("ICAD Transaction"), provide that the Company will, among other things, grant the Distributor an exclusive world-wide license to use the key software and intellectual property rights of the ICAD Business, transfer and assign to the Distributor certain assets and contracts relating to the ICAD Business, and provide to the Distributor certain administrative and support services on a transitional basis. Under the license agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of closing of the Transaction, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been made and the related services have been performed. Electra Investment Trust, plc has agreed to guarantee only the payment of the fixed royalty payments under the License Agreement. This transaction was formally approved by the Company's shareholders on June 1, 1998.


LOANDATA LLC

         On December 24, 1997, the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company that is the successor to the business of Loandata.inc. Loandata has developed a SellingPoint-powered e-commerce application, Spot Finance(TM), that performs automobile selection from available dealer inventory and electronically underwrites car leases and loans. SellingPoint allows Spot Finance to be flexibly deployed via kiosks or PCs in automobile dealerships, or by extending selling to the World Wide Web. The relationship with Loandata enables the Company to extend SellingPoint technology to new markets, such as financial services, and to take advantage of recurring revenue opportunities from transaction processing fees.

CONCENTRA'S STRATEGY

         The Company's primary objective is to be a dominant provider of technology-enabled selling solutions, worldwide. The key elements for implementing this strategy include:

         Developing SellingPoint Product Solutions for target markets. The Company focuses its solutions on the Industrial Products, Networked High Tech Systems and Financial Services markets. The Company believes that focusing the organization around the specific needs of the target market segments will enable the creation and deployment of global strategies, and improve customer satisfaction within the target market segments.

         Vertically focused sales configuration packages for the Industrial Products market. The Company believes that it holds a significant competitive advantage over its sales configuration system competitors in the Industrial Products marketplace as a result of its engineering heritage and its history of providing configuration capability with The ICAD System. To that end, the Company has taken the core SellingPoint technology and bundled it with industry-specific templates and object libraries to create SellingPoint INDUSTRIAL. This vertically-focused sales configuration solution gives Industrial Products companies a custom-tailored software solution that delivers more "out-of-the-box" functionality and speeds implementation. The Company believes that vertically-focused applications in SFA will follow the success model established by vertically-focused ERP systems.

         Developing Rapid Deployment Tools & Methodologies. The Company believes that its customers' strategic implementation of technology-enabled selling can be accelerated through a structured methodology, associated training and strategic consulting services in the area of process and product modeling. Accordingly, the Company has developed a set of implementation methodologies and dedicated resources to provide its customers with this fee-based service. The Company believes it will create a significant advantage by speeding application deployment and return on investment for its customers.

         Tight Integration with Oracle Applications. Oracle is a technology and marketing partner of the Company. SellingPoint's certified integration with Oracle Applications allows Oracle users to streamline front- and back-office processes and create total enterprise selling solutions that are year 2000 compliant. SellingPoint 3.3 and later releases ship with a data schema for Oracle that allows users to store business and configuration data in Oracle RDBMS on their server and in Oracle Lite on remote laptops running SellingPoint. Oracle Industrial, the vertical business unit within Oracle Corporation that services the needs of Aerospace, Defense, Automotive, Hi-tech/Electronics and Engineering manufacturers, has selected SellingPoint as part of its solution footprint.

         Developing OEM technology to be embedded in third-party enterprise software. As the market for front office solutions matures, enterprise software companies that are selling customer relationship management solutions are finding a need to incorporate some form of configuration technology in their product feature set. SellingPoint INSIDE, the Company's sales configuration component technology designed to be embedded in private-labeled software products, uses industry standard integration objects to ensure seamless integration of SellingPoint core technology into third-party software. To date, the Company has one significant OEM customer who is shipping a product that has SellingPoint INSIDE embedded within it. The Company is currently pursuing additional OEM opportunities.

         Developing Advanced Technology-Enabled Selling Add-On Applications. SellingPoint modules such as QuotePoint and ProposalPoint extend technology-enabled selling beyond configuration. The Company is now developing additional tightly integrated modules like these that provide functionality out of the box as part of the overall SellingPoint core product. In some cases, the modules will add-on to SellingPoint solutions or will be sold standalone to plug-in to other Sales Force Automation solutions.

         Delivering SellingPoint-based E-Commerce/ Transaction Processing Solutions. The Company is developing strategic relationships to create industry-specific recurring revenue from sales facilitated via SellingPoint solutions. Loandata, through its Spot Finance product, is using SellingPoint to power automobile selection and financing kiosks and desktop systems at automotive dealerships. Loandata will provide these systems to dealerships for a hardware leasing and system maintenance fee, and will collect a loan/lease processing fee with each transaction. The Company will pursue other similar opportunities both directly and through Loandata.

         Technological leadership. The Company believes that technological leadership is a result of the quality of its core technologies, its ongoing product development activities and its understanding of and responsiveness to the emerging market issues in enterprise software, specifically those in front office automation. The Company plans to build upon its technology base by adding new features and functionality to its existing products and expanding its product line using Microsoft-centric integration standards.

         Licensing the ICAD System to Knowledge Technologies International. On June 1, 1998, Concentra shareholders approved an agreement to license the ICAD(R) System to Knowledge Technologies International. The terms of the agreement call for Concentra to receive fixed payments of $18.7 million during the next two years, plus additional variable payments until March 2001. Concentra will invest the revenues in its SellingPoint business and focus solely on the high-growth sales force automation market.


PRODUCTS

SELLINGPOINT

         SellingPoint brings enterprise-wide knowledge of products and processes to the point of sale so that complex sales operations such as needs assessment, product definition, configuration, financing options, quote and proposal generation, and order submission are streamlined, efficient and accurate.

         SellingPoint applications include a development environment and a runtime environment. The development environment is used by programmers to model product and sales processes, enable the model to generate configuration outputs such as drawing and performance charts, and integrate to other enterprise systems. The runtime environment is used by salespeople to configure simple-to-complex products, generate quotes and proposals, and seamlessly send and receive information between SellingPoint and other enterprise applications such as Siebel 98 and Oracle Applications.

         SellingPoint's multi-tier architecture is designed for seamless enterprise integration, which speed deployment, reduces maintenance overhead and streamlines selling and order entry.

         SellingPoint Data Backbone. The SellingPoint Data Backbone provides the data management for the configuration model and supports Sybase, MS SQL Server, Oracle RDBMS and Oracle Lite. The Data Backbone contains both the business data (customer and product) and the configuration rules. In addition, product configuration results are managed through the Data Backbone. SellingPoint provides a full set of published interfaces for data import/export as well as data schema extensions for customized integrations.

         SellingPoint Active Model. The Active Model maps customer needs to the optimal product and maps configuration results to customer-driven outputs like schematics, drawings, graphs, charts, quotes and proposals. As the central processing unit of the SellingPoint system, the Active Model's engine dynamically resolves product structure and business rules that govern the relationships between components.

         The Active Model's powerful, integrated processor enables system-level configuration, customer-centric selling processes and simple-to-complex configuration. The Active Model uses the SellingPoint Configuration Interface Object to bi-directionally pass inputs and outputs to SellingPoint system components and other enterprise software. The CIO uses Microsoft's COM (Component Object Model) to inter-operate with other SellingPoint modules and third-party applications. The Active Model also uses a CORBA interface to handle a subset of the CIO functionality for integration with applications that are not COM-based.

         SellingPoint User Interface. SellingPoint "thin client" user interface sends and receives needs assessment and configuration outputs between the user and the Active Model. The user interface does not store logic or business data, which streamlines application upgrades and maintenance. SellingPoint user interfaces can be built in either Visual Basic or HTML, either of which can be run from the same application model allowing companies to deploy selling systems on desktop PCs, kiosks, remote laptops or the Web.

The SellingPoint family of products includes:

         SELLINGPOINT BASE SYSTEM -- the base sales configuration system including:

         SellingPoint Development Tools. A drag-and-drop development environment for quickly and easily building and maintaining product, service or system models.

         SellingPoint Data Backbone. A standard data schema for storing product information, business rules and configuration rules.

         SellingPoint Active Model. The configuration engine for mapping customer needs to the optimal solution and managing the interaction among SellingPoint modules and other enterprise systems.

         QuotePoint. A complete quote system with automated quotation generation, integrated product configuration and multiple discounting methods.

         ProposalPoint. A complete system for automatically generating custom-tailored sales proposals from configuration session results.



         SELLINGPOINT INDUSTRIAL - a vertically focused package of the base sales configuration system plus additional engineering-based modules designed specifically to meet the needs of Industrial Products companies, including:

         SketchPoint converts engineering sketches into solid models by driving profile parameters from a set of pre-defined engineering calculations.

         RenderPoint creates preliminary, point-of-sale "virtual product images" of custom-configured products.

         DrawingPoint creates proposals with 3D drawings at the point-of-sale.

         CADPoint creates electronic definitions of custom-configured products that can be seamlessly passed to leading CAD systems.

         SolidPoint enables industrial product manufacturers to create wireframe and feature-based parametric solid geometric models "on the fly."



         SELLINGPOINT INSIDE - component sales configuration technology designed to be embedded in third-party enterprise software.

The Loandata family of products includes:

         SPOT FINANCE

                  Spot Finance (TM) is a SellingPoint-powered e-commerce application that performs automobile selection from available dealer inventory and electronically underwrites car leases and loans. SellingPoint enables Spot Finance to be flexibly deployed via kiosks or PCs in automobile dealerships, or by extending selling to the World Wide Web.

                  Spot Finance is a consistent, integrated automobile sales and financing system comprised of two distinct products, SpotDesk(TM) and SpotSell(TM), for use by the sales manager and the sales person/consumer, respectively. Both products are available as standalone applications, but work in concert to maximize dealer efficiency.


         SPOTDESK

                  SpotDesk is a desktop workstation for sales and business managers that uses SellingPoint's configuration engine to maximize dealer profit from a given set of parameters.

                  SpotDesk combines "deal" parameters, dealer costs, consumer credit, lender underwriting, rates and advance policies to calculate potential profits on one screen. As the deal changes, profit scenarios are listed, by lender, in real-time. It is a negotiation tool, designed for Sales Managers and their staffs, that, unlike competitive systems, calculates specific financing options by incorporating dealer and manufacturer costs, lender policies and consumer data from other enterprise and back-office systems.

         SPOTSELL

                  SpotSell is a desktop or kiosk-based system for allowing consumers and showroom salespeople to perform a needs assessment based on the consumer's new or used car needs, their finance history and their current income. SpotSell maps available inventory, option packages, after market packages and the best financing available to the customer's financial situation, needs and wants.

                  Spot Finance integrates with dealer inventory systems and has an easy-to-update interface for maintaining lender rate sheets. Spot Finance's open integration strategy allows automobile dealerships to deploy Spot Finance to support how they sell and the range of financing options they offer.



THE ICAD SYSTEM

         Through its licensing agreement with Knowledge Technologies International ("KTI"), the Company's ICAD System technology is addressing the needs of the mechanical design industry by automating the engineering process, specifically for conceptual design and system-level design. The ICAD System utilizes generative technology to model geometry, performance, manufacturing issues, costs, regulatory requirements and other design/engineering functions that complement a customer's existing CAD tools. Four major system components comprise The ICAD System:

         -        The ICAD Design Language (IDL) for defining Generative Models

         - Geometry modeling and drawing tools for creating rule-based definitions of complex surfaces, solids, and drawings

         -        User interfaces for developing and interacting with Generative
                  Models

         - Data integration tools for linking to other software products including CAD systems, relational databases, analysis systems and manufacturing equipment


SALES AND MARKETING

         The Company distributes its products and provides related services through a direct sales organization covering North America, Europe and Asia and through independent distributors and value-added resellers (VARs) in certain geographies.

         The Company has also established marketing relationships with leading SFA vendors, enterprise software companies and systems integrators. The Company's marketing strategy focuses on expanding sales to new customers through our marketing partners' install and prospect bases, expanding sales to existing customers, and expanding its international sales. The direct sales channel is highly focused on the Industrial Products and Networked High-Tech Systems markets where configuration of simple to complex products comprises the majority of their technology-enabled selling needs.

         The Company markets products and services in North America and Europe through a direct sales force. In addition to sales and marketing infrastructure at the Company's Burlington, Massachusetts corporate headquarters, the Company also has a sales office in the Atlanta metropolitan area. Through European subsidiaries, the Company maintains offices in the United Kingdom and France from which it conducts sales activities and provides technical support.

         In certain foreign markets, the Company has entered into agreements with independent distributors to market products to customers not served by the Company's direct sales organization or to expand sales at lower cost. The Company has distributor relationships in Italy and Denmark.

         During the year ended March 31, 1998, sales of products and services to Boeing accounted for 15.6% of the Company's revenues during that period. Revenues from Boeing, IPTN and British Aerospace constituted 10.9%, 19.3% and 14.9% respectively, of the Company's revenues in fiscal 1997. Revenues from Boeing and Tata Technologies constituted 16.0% and 10.1%, respectively, of the Company's revenues in fiscal 1996.

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

         Training. Initial training consists of a series of classes targeting different audiences from business/product line managers through programmers and MIS managers. Courses are held at the Company's headquarters or, when appropriate, at a customer site. After initial training, the Company provides continuing education for special product modules and advanced features of the system.

         Consulting Services. Consulting services are provided by the Company's Worldwide Client Services group. After initial purchases of software, the Company usually recommends that customers purchase consulting services to assist in planning and implementation of the system. The Worldwide Client Services Group helps companies capture their product lines and business rules into SellingPoint models. They have a structured and unique methodology for capturing a company's business and sales processes. Concentra's Worldwide Client Services Group collaborates with most of the major systems integration providers that participate in implementing product/sales process modeling or are responsible for integrating SellingPoint applications with other enterprise software solutions.


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

         Certain technology used in the Company's products is licensed from third parties. The Company also licenses from EDS on a perpetual, royalty-bearing basis, software permitting an interface between SellingPoint and EDS's Parasolid software product, which is embedded in a widely used module of SellingPoint INDUSTRIAL. Although loss of the right to use such software could reduce the attractiveness of the Company's products to certain customers, it would not impair the overall operation of such products. The Company does not believe that any of the Company's products are significantly dependent upon any other licensed technologies due to the availability of other sources of similar products or due to the Company's ability to build or maintain, through source code escrow agreements, any integral source code which may in the future become unsupported by a third party. The Company believes that the cost associated with technology licensed from third parties is not material to its results of operations and does not constitute a significant portion of the total cost of the Company's products into which such third party technology is incorporated.

         The Company has a trademark program to promote proper use and registration of its primary trademarks. "Concentra" and "SellingPoint" and their respective marks are registered trademarks of the Company in the United States and certain foreign jurisdictions. "Loandata" , "Spot Finance", "Spot Sell", "Spot Connect" and "Spot Desk" are trademarks of Loandata LLC in the United States and certain foreign jurisdictions.

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

COMPETITION

         The Company believes that the principal bases for competition in its market are product functionality, ease of enterprise integration, ease of deployment and maintenance, product reliability, price/performance characteristics, ease of product use, customer support and service, distribution networks and corporate reputation. Competitive pressures faced by the Company could force the Company to reduce its prices, resulting in slower revenue growth and reduced profitability. No assurance can be given that the Company will be able to compete successfully against current and future sources of competition or that the competitive pressures faced by the Company will not adversely affect its business, operating results or financial condition.

         Competition in the SFA industry is intense. While major SFA and enterprise software companies, including Oracle Corporation and Siebel Systems, are involved in cooperative marketing relationships with the Company and currently offer products that complement those of the Company, there can be no assurance that these or other companies will not develop products or provide services which compete with those of the Company. Most of these companies have significantly greater financial, technological and marketing resources than those of the Company.

         The Company also faces competition for SellingPoint from sales configuration companies such as Baan, Calico Technologies, Clear With Computers
(CWC), Trilogy Development and, in some cases, SAP. There can be no assurance that competitors will not develop products or provide services equivalent or superior to those of the Company or that achieve greater market acceptance.

MANUFACTURING

         The Company's manufacturing operation consists of assembling, packaging and shipping its software products and the documentation needed to fulfill each order. All manufacturing is currently performed in the Company's Burlington, Massachusetts facility. Outside vendors provide media (CD-ROM) duplication, printing of documentation and manufacturing of packaging materials.

BACKLOG

         The Company generally ships its products within 30 days after acceptance of a customer purchase order and execution of a software license agreement. Accordingly, the Company does not believe that its backlog at any particular point in time is indicative of future sales levels.

EMPLOYEES

         As of June 19, 1998, the Company had 107 employees, including 36 in sales and marketing (including 12 international), 28 in technical support, 24 in product development and 19 in general and administrative functions. The Company's employees are not represented by a labor union and the Company believes its relations with its employees are good.


EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information with respect to Executive Officers of the Company, as of June 19, 1998, is set forth below:


         Name                   Age                  Position
--------------------------------------------------------------------------------

Lawrence W. Rosenfeld  (1)....  45   Chairman of the Board of Directors,
                                        Chief Executive Officer and President

David I. Lemont...............  40   Senior Vice President and Chief Operating
                                        Officer

Alex N. Braverman.............  38   Vice President, Chief Financial Officer
                                        and Treasurer

Peter T. Lanell...............  46   Vice President, Worldwide Field Operations

Robert E. Phillips, Ph.D......  42   Chief Technology Officer and Vice
                                        President, Definition Product

Noreen H. Brochu..............  43   Vice President, Worldwide Client Services

-----------
 (1) Member of the Executive Committee

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

         Mr. Lanell has been Vice President of Worldwide Field Operations since 1997. From April 1993 to April 1996, he was Vice President, North American Field Operations. From April 1992 to April 1993, he was the Company's Vice President, North American Sales. Mr. Lanell joined the Company in 1988 and has held various positions within North American Sales since that time. Prior to joining the Company, Mr. Lanell was a salesman for Intellicorp, Inc. from 1986 to 1988. From 1982 to 1986, he held positions in sales and technical sales support at Calma, a division of General Electric.

         Dr. Phillips has been Chief Technology Officer and Vice President, Product Definition since November of 1997. He was one of original employees of Concentra, then ICAD, from 1985-1987. Dr. Phillips spent six years at General Electric Aircraft Engines and was responsible for Engineering Automation activities in that Division. He returned to Concentra in 1993 as Director, New Product Development then became Vice President of Engineering before taking his current position. He has 20 years of advanced computer system research, development and deployment.

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


ITEM 2 - PROPERTIES

         The Company's headquarters and principal operations are located in approximately 30,000 square feet of office space in Burlington, Massachusetts under a lease expiring in June 2000. The Company also leases additional sales offices in the Atlanta and metropolitan areas through its wholly owned subsidiaries, in the United Kingdom and France. While the Company believes its facilities are adequate for its present needs, it is continually evaluating its headquarters facilities and believes that suitable alternative space would be available on commercially reasonable terms.


 ITEM 3 - LEGAL PROCEEDINGS

         The Company is not engaged in any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                     PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the NASDAQ National Market System under the symbol CTRA. The following table sets forth, for the period indicated, the high and low sales prices for the Company's Common Stock as reported by NASDAQ from April 1, 1996 through March 31, 1998. This information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

                                         HIGH                      LOW
                                         ----                      ---
         Fiscal 1998:
               First Quarter            $ 9                      $4 1/2
               Second Quarter           $ 7 1/2                  $5 1/2
               Third Quarter            $ 7 1/4                  $4
               Fourth Quarter           $ 6 1/8                  $3 1/8


         Fiscal 1997:
               First Quarter            $ 7                      $4 1/2
               Second Quarter           $ 7 3/8                  $4 9/16
               Third Quarter            $11 3/4                  $6 1/4
               Fourth Quarter           $15 1/4                  $4 1/4



         On June 19, 1998, there were 118 holders of record of the Company's Common Stock. The Company believes the actual number of beneficial owners of the Common Stock is greater than the stated number of holders of record because a large number of the shares of the Company's Common Stock is held in custodial or nominee accounts for the benefit of persons other than the record holder.

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


 CONSOLIDATED FINANCIAL SUMMARY


 (In thousands, except per share data)                                 Year Ended March 31,
                                                     --------------------------------------------------------
                                                       1998         1997        1996        1995       1994
                                                     --------     -------     -------     -------     -------

STATEMENT OF OPERATIONS DATA:
Revenues:
    Software licenses                                $  3,884     $17,670     $13,133     $10,050     $ 7,894
    Services                                            9,143       6,797       7,135       8,004       6,356
    Related party software and services                   743         104         452       2,163       1,459
                                                     --------     -------     -------     -------     -------
        Total revenues                                 13,770      24,571      20,720      20,217      15,709

Operating expenses:
    Cost of software licenses                           2,261       2,073       1,337       1,328       1,193
    Cost of services                                    5,108       4,410       2,677       1,928       1,472
    Sales and marketing                                13,175      14,541      11,622       8,887       6,309
    Research and development                            3,805       3,558       2,849       2,423       2,840
    General and administrative                          2,877       2,655       2,511       1,971       1,779
    Provision for bad debts                             1,551       1,544         101         173          53
    Restructuring charge                                   --         239         196          --          --
    Charge for purchased research and development          --          --          --          --       3,711
                                                     --------     -------     -------     -------     -------
        Total operating expenses                       28,777      29,020      21,293      16,710      17,357
                                                     --------     -------     -------     -------     -------
 (Loss) income from operations                        (15,007)     (4,449)       (573)      3,507      (1,648)
    Interest income (expense), net                         88         191         628        (149)       (318)
    Other income (expense)                               (424)        458         (10)        300          (4)
    Loss on investment                                 (1,510)         --          --          --          --
                                                     --------     -------     -------     -------     -------
 (Loss) income before income taxes                    (16,853)     (3,800)         45       3,658      (1,970)
Provision for income taxes                                 50         140           9         559         264
                                                     --------     -------     -------     -------     -------
Net (loss) income                                    $(16,903)    $(3,940)    $    36     $ 3,099     $(2,234)
                                                     ========     =======     =======     =======     =======
Net (loss) income per common share - basic (1)       $  (2.94)    $ (0.73)    $  0.01     $  1.01     $ (0.87)
                                                     ========     =======     =======     =======     =======
Weighted average number of common shares
   outstanding - basic (1)                              5,741       5,391       5,750       3,060       2,578
                                                     ========     =======     =======     =======     =======
Net (loss) income per common share - diluted (1)     $  (2.94)    $ (0.73)    $  0.01     $  0.82     $ (0.72)
                                                     ========     =======     =======     =======     =======
Weighted average number of common shares
   outstanding - diluted (1)                            5,741       5,391       5,758       3,768       3,089
                                                     ========     =======     =======     =======     =======


                                                                          As of March 31,
                                                     --------------------------------------------------------
                                                       1998         1997        1996        1995        1994
                                                     --------     -------     -------     -------     -------

 BALANCE SHEET DATA:
 Cash and cash equivalents                           $  1,067     $ 3,890     $ 9,121     $17,010     $ 1,558
 Working capital (deficit)                             (3,781)      9,568      12,179      15,137         114
 Total assets                                          11,212      25,031      25,109      26,462       7,706
 Total debt (including current portion)                   821       1,034       1,161         221       3,638
 Redeemable common stock                                   --          --          --          --       1,777
 Total stockholders' equity (deficit)                     425      15,068      18,307      17,907      (4,458)




--------------------------------------------------------------------------------
(1) Earnings per share have been restated for all periods presented to reflect the adoption of SFAS No. 128 during the fiscal year ended March 31, 1998.

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

         During fiscal 1995, the Company began development of its new sales engineering automation product called SellingPoint. The initial version of SellingPoint was released on June 30, 1995. This development continued through fiscal 1998 and will continue as an ongoing development activity.

         The Company distributes its products and provides related services through a direct sales organization covering North America and has international direct sales organizations in the United Kingdom and France. The Company has also entered into distribution agreements covering certain other countries in Europe and Asia.

         On February 26, 1998, the Company entered into a license agreement and transition agreement to license the software and intellectual property rights used in the ICAD Business exclusively to the Distributor, a recently established company organized under the laws of Luxemborg by Electra Fleming Private Equity Partners ("Electra Fleming"), a partnership of which the principal partner is Electra Investment Trust, plc. The License Agreement and Transition Agreement ("ICAD Transaction"), provide that the Company will, among other things, grant the Distributor an exclusive world-wide license to use the key software and intellectual property rights of the ICAD Business, transfer and assign to the Distributor certain assets and contracts relating to the ICAD Business, and provide to the Distributor certain administrative and support services on a transitional basis. Under the license agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of closing of the Transaction, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been made and the related services have been performed. Electra Investment Trust, plc has agreed to guarantee only the payment of the fixed royalty payments under the License Agreement. This transaction was formally approved by the Company's shareholders on June 1, 1998.

         Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. During fiscal 1998, the Company's largest five customers represented, in the aggregate, approximately 43.3% of the Company's revenues during the period. In fiscal 1997 and fiscal 1996, the Company's largest five customers represented, in the aggregate, approximately 62.6% and 42.6%, respectively, of the Company's revenues in those years. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on major customers' requirements and the timing of their orders. Sales to affiliates represented 5.4% of the Company's revenues during fiscal 1998. In fiscal 1997 and fiscal 1996, sales to affiliates represented 0.4% and 2.2%, respectively, of the Company's revenues for such years.

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

FISCAL YEAR ENDED MARCH 31, 1998 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1997

         TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues decreased 44% to $13.8 million for the year ended March 31, 1998 from $24.6 million for the year ended March 31, 1997. This decrease resulted from a decrease in sales of software licenses partially offset by an increase in service fees, as discussed below. See "Liquidity and Capital Resources" for discussion on extended payment terms granted to customers to close business.

         SOFTWARE LICENSES. Software license fees decreased 78% to $3.8 million for the year ended March 31, 1998 from $17.7 million for the year ended March 31, 1997, and decreased as a percentage of revenues to 28% from 72%. The decrease was primarily due to the revenue shortfall in the ICAD business due to the pending ICAD Transaction, as well as $700,000 of revenue reversals that were recorded for the fourth quarter. This decrease was partially offset by the increase in SellingPoint revenues from the prior year. See "Subsequent Events" for discussion regarding this transaction.

         SERVICES. Service fees increased 35% to $9.1 million for the year ended March 31, 1998 from $6.8 million for the year ended March 31, 1997, and increased as a percentage of revenues to 66% from 28%. Service revenues are derived from consulting, training and customer support services. The increase in revenues was primarily due to an increase in the number of consulting projects currently in process for the SellingPoint product.

         RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties increased 614% to $.7 million for the year ended March 31, 1998 from $0.1 million for the year ended March 31, 1997, and increased as a percentage of revenues to 5% from 1%. The increase in revenues was due to higher software license and consulting revenues for related party customers.

         COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 9% to $2.3 million for the year ended March 31, 1998 from $2.1 million for the year ended March 31, 1997, and increased as a percentage of software license fees to 58% from 12%. The increase in cost of software licenses was primarily due to the write-off of an intangible asset.

         COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 16% to $5.1 million for the year ended March 31, 1998 from $4.4 million for the year ended March 31, 1997, and decreased as a percentage of service revenues to 56% from 65%. The increase in cost of services was primarily due to the increase in services revenue, partially offset by lower outsourcing costs.

         SALES AND MARKETING. Sales and marketing expenses decreased 9% to $13.2 million for the year ended March 31, 1998 from $14.5 million for the year ended March 31, 1997, and increased as a percentage of revenues to 96% from 59%. The decrease in dollars was due primarily to lower commissions due to the decrease in software license fees, as well as a decrease in marketing and promotional activities during the year.

         RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development tools, increased 7% to $3.8 million for the year ended March 31, 1998 from $3.6 million for the year ended March 31, 1997, and increased as a percentage of revenues to 28% from 14%. The increase was primarily due to the addition of research and development employees associated with the development of the SellingPoint product and the utilization of consulting services from an outside engineering firm. The Company intends to increase its research and development expenditures over the next twelve months to keep pace with the technological needs of the marketplace.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 8% to $2.9 million for the year ended March 31, 1998 from $2.7 million for the year ended March 31, 1997 and increased as a percentage of revenues to 21% from 11%. The increase in general and administrative expenses in fiscal 1998 was primarily due to higher legal and accounting costs associated with the "ICAD Transaction."

         PROVISION FOR BAD DEBTS. Provision for bad debts increased to $1,551,000 for the year ended March 31, 1998 from $1,544,000 for the year ended March 31, 1997. The provision for the year ended March 31, 1998 was established primarily to protect against foreign currency issues in Asia, for a United Kingdom VAT receivable that has aged significantly and for a domestic customer whose project has been cancelled.

         RESTRUCTURING. There were no restructuring expenses incurred for the year ended March 31, 1998. Restructuring expenses, consisting of severance costs associated with the termination of fourteen employees, were $239,000 for the year ended March 31, 1997.

         INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, decreased 36% to $189,000 for the year ended March 31, 1998 from $296,000 for the year ended March 31, 1997. This decrease was attributable to lower cash balances during the year ended March 31, 1998.

         INTEREST EXPENSE. Interest expense, consisting of interest on debt, decreased 3% to $102,000 for the year ended March 31, 1998 from $105,000 for the year ended March 31, 1997.

         OTHER INCOME (EXPENSE). In fiscal year 1998, other expense of $424,000 consisted primarily of foreign exchange losses on intercompany transactions. In fiscal year 1997, other income of $458,000 consisted primarily of the expense related to marking to market certain trading securities and foreign exchange losses on intercompany transactions.

         LOSS ON INVESTMENT. Loss on investment consists of recording losses related to an investment in Loandata, Inc. During the nine month period ended December 31, 1997, the Company expensed $1,510,000 which relates to amounts funded pertaining to the Company's investment in Loandata. On December 24, 1997, the Company entered into an agreement to acquire 53.4% majority interest in a newly-created limited liability company that will be the successor to the business of Loandata. Consequently, the Company consolidated this new entity in its operating results for the three month period ended March 31, 1998.

         PROVISION FOR INCOME TAXES. The income tax provision for the year ended March 31, 1998 and 1997 was $50,000 and $140,000, respectively. The provision represents foreign withholding and state taxes. At

March 31, 1998, the Company had net operating loss carryforwards of approximately $21,750,000 million which expire in the years 2008 through 2012 of which approximately $2,700,000 million is subject to an annual limitation of approximately $180,000. The Company also has federal, state and foreign tax credit carryforwards of $810,000 million, $310,000 million and $249,000 million, respectively, available to reduce taxable income in future periods.

FISCAL YEAR ENDED MARCH 31, 1997 COMPARED TO FISCAL YEAR ENDED MARCH 31, 1996

         TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 16% to $24.1 million for the year ended March 31, 1997 from $20.7 million for the year ended March 31, 1996. This increase resulted from an increase in sales of software licenses partially offset by a decrease in service fees, as discussed below. See "Liquidity and Capital Resources" for discussion on extended payment terms granted to customers to close business.

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

         RELATED PARTY SOFTWARE AND SERVICES. Revenues from related parties decreased 77% to $0.1 million for the year ended March 31, 1997 from $0.5 million for the year ended March 31, 1996, and decreased as a percentage of revenues to approximately 1% from 2%. The decrease in revenues was due to lower maintenance revenues for related party customers.

         COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third party suppliers and software duplication and fulfillment costs, increased 55% to $2.1 million for the year ended March 31, 1997 from $1.3 million for the year ended March 31, 1996, and increased as a percentage of software license fees to 12% from 10%. The increases in cost of software licenses was primarily due to royalties associated with higher software license revenues, the amortization of intangible assets and capitalized software.

         COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 65% to $4.4 million for the year ended March 31, 1997 from $2.7 million for the year ended March 31, 1996, and increased as a percentage of service revenues to 65% from 38%. The increases in cost of services was primarily due to the contracting of additional personnel at higher rates and consulting companies to support consulting services previously performed by personnel who were transferred to sales and marketing.

         SALES AND MARKETING. Sales and marketing expenses increased 25% to $14.5 million for the year ended March 31, 1997 from $11.6 million for the year ended March 31, 1996, and increased as a percentage of revenues to 60% from 56%. The increase was primarily due to the transfer and addition of sales and marketing employees and increased marketing and promotional activities, all of which occurred in anticipation of increased selling activities.

         RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development tools, increased 25% to $3.6 million for the year ended March 31, 1997 from $2.8 million for the year ended March 31, 1996, and increased as a percentage of revenues to 15% from 14%. The increase was primarily due to the addition of research and development employees associated with the development of the Company's new product, SellingPoint, and the utilization of consulting services from an outside engineering firm.

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

         OTHER INCOME (EXPENSE). In fiscal year 1997, other income of $458,000 consisted primarily of the expense related to marking to market certain trading securities and of foreign exchange losses on intercompany transactions. In fiscal year 1996, other expense of $10,000 consisted primarily of foreign exchange losses on intercompany transactions.

         PROVISION FOR INCOME TAXES. The income tax provision for the year ended March 31, 1997 was $140,000 which primarily represented foreign withholding and state taxes. The income tax provision for the year ended March 31, 1996 was $9,000 representing an effective tax rate of approximately 20%. The effective tax rate in 1996 was lower than the statutory rate principally due to the utilization of net operating loss carryforwards and other reductions in the valuation allowance against otherwise recognizable deferred tax assets. At March 31, 1997, the Company had net operating loss carryforwards of approximately $6.3 million which expire in the years 2008 through 2012 of which approximately $2.7 million is subject to an annual limitation of approximately $150,000. The Company also had federal, state and foreign tax credit carryforwards of $.9 million, $.3 million and $.5 million, respectively, available to reduce taxable income in future periods.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had cash and cash equivalents of $1.1 million. The Company currently does not have a line of credit arrangement with a financial institution. As of March 31, 1997 the Company had a line of credit with a commercial lender. Under this credit line, as amended, the Company had a $2,500,000 unsecured working capital line of credit. This line of credit bore interest at the bank's base lending rate, and expired on June 30, 1997. The line of credit contained financial covenants which consisted of minimum tangible capital base, ratio of total liabilities to tangible capital base and debt service coverage. The Company also had a $1,750,000 equipment line of credit, collateralized by the equipment, which bore interest at the bank's base lending rate and expired on March 31, 1997. For the years ended March 31, 1998 and 1997 the Company had borrowings under the equipment line of credit of $1,407,000 and 1,322,000, respectively.

         During fiscal 1998, the Company had a net loss of $16.9 million and used cash of $2.8 million. The decrease in cash was primarily due to $3.6 million used for operations and $1.2 million used in investing activities. The Company's operating activities included a net decrease in accounts receivable of $8.0 million, an increase in accounts payable of $1.9 million and a decrease in accrued expenses and deferred revenue of $0.8 million and $0.3 million, respectively. The decrease in accounts receivable and the increase in accounts payable from the previous year is a direct and indirect result, respectively, of the decrease in revenues during the year related to the revenue shortfall in the ICAD business due to the pending "ICAD Transaction." Investing activities included the purchase of property and equipment for $0.3 million and capitalized software costs of $0.9 million. The Company occasionally extends payment terms with new and existing customers to close business in a particular reporting period.

         Also during 1998, the Company entered into a license agreement with a Distributor to license the software and intellectual property rights used in the ICAD Business exclusively to the Distributor. See "Subsequent Events" for details of this transaction. Under the license agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of closing of the Transaction, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenues in the period in which the payments have been made and the related services have been performed. Electra Investment Trust, plc has agreed to guarantee only the payment of the fixed royalty payments under the License Agreement. The Distributor is a recently established company organized under the laws of Luxembourg by funds managed by Electra Fleming (of which the principal source of funds is Electra Investment Trust plc, the guarantor of certain of the obligations of the Distributor pursuant to the License Agreement) for the purposes of entering into the Transaction and acting as distributor under the License Agreement.

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

         During fiscal 1996, the Company relocated its corporate headquarters. The terms of the five year lease for the new facility provide that the Company will make annual rental payments of approximately $202,000. Also, during fiscal 1996, the Company entered into a $5,000,000 five year applications consulting services contract with a significant customer of the Company. The five year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 of outside applications services that will be used by the Company over a five year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. As a consequence of the ICAD Transaction, the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and the Distributor. As of March 31, 1998 the Company was not current on the payment of the 1997 commitment. Subsequent to year end the Company is current with all payments under this commitment. Pursuant to this reciprocal buying agreement, the Company recognized revenue and collected cash in the amount of $1,805,000 upon the execution and delivery of software with respect to the software license agreement for the year ended March 31, 1996. The Company's policy is to record the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At March 31, 1998, the Company has used the minimum first-year commitment of $250,000, but did not fully use the second-year commitment of $500,000 and has recorded a liability for the unused portion of $251,000, due to the fact that payment of the 1997 commitment was not made until after year end. Subsequent to year end, in conjunction with the payment of the 1997 commitment, the Company has included such amount in other current assets and expects to recognize this amount, along with the fiscal 1999 minimum commitment, during the next fiscal year.

         The Company believes that existing sources of liquidity and funds from operations, along with the royalties expected from the ICAD Transaction, provided that the Company meets all of its obligations under this agreement, will satisfy the Company's working capital and capital expenditure requirements through at least June 30, 1999.

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

NEWLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Company plans to adopt SFAS 130 in Fiscal 1999 and believes that its impact will be immaterial.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supersedes FASB Statement No. 14, Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers. It also amends FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, to remove the special disclosure requirements for previously unconsolidated subsidiaries. The Company plans to adopt SFAS 131 in Fiscal 1999 and believes that its impact will be immaterial.

         In October 1997, the Financial Accounting Standards Board issue Statement of Position 97-2, "Software Revenue Recognition" ("SOP 97-2"), which is effective for transactions entered into in fiscal years beginning after December 15, 1997. Retroactive application of the provisions of SOP 97-2 is prohibited.

SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. This SOP supersedes SOP 91-1, Software Revenue Recognition, the AICPA's current guidance on software revenue recognition. While some principles remain the same, there are several key differences between the two pronouncements, particularly where multiple element arrangements are concerned. The Company plans to adopt SOP 97-2 in Fiscal 1999 and has not yet determined the impact of this adoption.

RISK FACTORS

         Dependence on Principal Products. With the approval of the "ICAD Transaction" by the Company's shareholders, thereby licensing the ICAD products from the Company's group of products, the risks associated with the Company's current reliance on the Sales Force Automation core group of products and Loandata have been exacerbated. As a result, any factor adversely affecting sales of the Company's Sales Force Automation products would have a material adverse effect on the Company. The Company's future financial performance will depend in significant part upon the successful development, introduction and customer acceptance of new or enhanced versions of the Sales Force Automation products and other products. There can be no assurance that the Company will be successful in marketing SellingPoint and related products or any new or enhanced products the Company may develop in the future, including Loandata. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on the Company's results of operation.

         Broader Market Acceptance. Broader market acceptance of the Company's products is critical to the Company's future success. The Company believes that broader market acceptance of its products will depend on a number of factors including: product functionality, product reliability, price/performance characteristics, ease of use and the displacement of existing design approaches. For many potential customers, the methodology represented in the Company's products generally represents a new approach to the sales process. As a result, a decision by a customer to purchase the Company's products often involves a significant evaluation period. Failure or material delay of the Company's products to achieve broader market acceptance would have a material adverse effect on the Company's business and financial results. In addition, any factor adversely affecting the overall Sales Force Automation software market could have a material adverse effect on the Company's business and financial results. See "Business - Industry Background."

         History of Losses. Although the Company has been profitable for the fiscal years ended March 31, 1995 and 1996, the Company has experienced net losses in the fiscal years ended March 31, 1998, 1997, 1994. As a result, as of March 31, 1998, the Company had an accumulated deficit (including acquisition-related expenses) of approximately $27.0 million. Although the guaranteed royalty payments to the Company under the license agreement with the Distributor will partially offset the loss of revenue from direct sales of the ICAD product, there can be no assurance that the Company will be able to generate revenue for the Sales Force Automation Business and other sources in amounts sufficient to replace the ICAD revenues as they taper off during the period of the guaranteed fixed royalties. Furthermore, there can be no assurances that, even if the future loss of ICAD revenue is fully offset by increases in Sales Force Automation revenue, the Company will achieve or sustain profitability in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         Need for Additional Liquidity. The Company expects to devote substantially the entire proceeds from the "ICAD Transaction" to finance its continuing operations. The Company's strategy for growth of the Sales Force Automation Business may require significant additional resources and, in light of the Company's recent losses and the current unavailability of institutional lines of credit, there can be no certainty that adequate funding will be available from other sources to sustain operation or growth of the Company's business after termination of the guaranteed royalty payments. The revenue derived from royalties under the License Agreement may prove to be less than the aggregate revenues the Company would have been able to earn from continued operation of the ICAD Business.

         Concentration of Customers. Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. During the fiscal year ended March 31, 1998, one customer accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers during such period represented, in the aggregate, approximately 43.3% of the Company's revenues during such period. In fiscal 1997, three customers each accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers represented approximately 62.6% of the Company's revenues. In fiscal 1996, two customers each accounted for greater than ten percent of the Company's revenues, and revenues from the Company's five largest customers represented approximately 42.6% of the Company's revenues. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on major customers' requirements and the timing of their orders. Although the Company believes that, with the expansion of the Sales Force Automation Business, its reliance on a small number of significant customers will be reduced, there can be no assurances that the Company will be able to expand its customer base. Furthermore, during the period of fixed royalties under the License Agreement, the Company expects to receive a substantial part of its revenue from the Distributor. There can be no assurances that any of the Company's major Sales Force Automation customers will continue to purchase products and services in amounts similar to previous years. The loss of business from one or more of these customers may have a material adverse impact on the Company. See "Business - Sales and Marketing" and "Certain Transactions."

         Potential for Losses in Remaining Business. With the consummation of the "ICAD Transaction," the Company now has two principal operating components, SellingPoint and Loandata, which are smaller, less mature businesses and which are currently in a development stage and operating at a loss. Depending on the growth and performance of SellingPoint and Loandata, the Company could continue to be faced with operating losses in future periods.

         Uncertainty of Variable Royalty Payments. If the Distributor does not perform to certain minimum revenue targets over the period in which the Company would be due incremental payments for the strong performance of the Distributor, the variable portion of the royalty payments will not be paid. The License Agreement includes certain variable royalty payments based upon the operation of the ICAD Business by the Distributor. (See "Liquidity and Capital Resources"). There can be no assurance that the Distributor will successfully operate the ICAD Business or that any variable royalty payments will become due as a result. In addition, the variable royalty payments under the License Agreement are not guaranteed by the Guarantor or any other party.

         Absence of Security for Future Payments. Although Electra Investment Trust, plc is guaranteeing the fixed royalty payments under the License Agreement, the guarantee is unsecured. If the Distributor and Electra Investment Trust, plc encounter financial difficulties, there can be no assurance that all royalty payments will be paid.

         Accounts Receivable Risks. The Distributor is responsible for aiding the collection of the outstanding accounts owed to the Company with respect to the ICAD Business. Should the Distributor not successfully collect the outstanding accounts receivable, the Company will need to take independent measures to collect for products sold and services already rendered. Such efforts may be hindered by the fact that certain of the account debtors who were customers of the ICAD Business but not of SellingPoint will not have a continuing business relationship with the Company following the Transaction.

         ICAD Business Personnel. Garreth Evans, the executive officer of the Company who has been primarily responsible for ICAD System strategic planning and sales, will join the Distributor along with approximately 40 other employees of the ICAD Business. The Company believes that the Distributor will need to quickly add senior management personnel for the ICAD Business and other general overhead functions to improve the likelihood of the Distributor's overall success with the ICAD Business. In the interim, an incomplete Distributor management team represents a risk that the Distributor will not meet its budgeted revenue targets, therefore potentially negatively impacting the possibility of variable royalty payments being made to the Company. Should the Distributor experience significant difficulty in filling positions in the ICAD Business management team, this could create significant financial difficulties for the Distributor and could jeopardize the ability of the Distributor to make future variable royalty payments.

         Reduction in ICAD Business Research and Development. The Company has reduced research and development efforts relating to the ICAD Business in recent months, as the Company has re-focused its resources on SellingPoint. Should the Distributor not be able to revitalize such development effort in the short term, the future competitiveness of the ICAD Business as operated by the Distributor could be jeopardized. Failure to revitalize such development efforts, among other factors, could result in the Distributor's inability to achieve its projections for operation of the ICAD Business. In such case, the Company might receive either reduced or no variable royalty payments.

         Competition. The market in which the Company offers SellingPoint and other Sales Force Automation products is highly competitive. Many of the Company's competitors and potential competitors have significantly greater financial, technological and marketing resources than the Company. Competitive pressures faced by the Company could force the Company to reduce its prices, resulting in slower revenue growth and reduced profitability. Furthermore, the products offered by other companies may prove to be superior to the Company's products or may achieve greater market acceptance. There can be no assurance that the Company will be able to compete successfully against current and future sources of competition in the sale force automation sector or that competition will not have a material adverse effect on the Company's business, operating results or financial condition.

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

         Dependence on Third Party Licensed Technology. The Company licenses from Electronic Data Systems ("EDS"), a principal customer and marketing partner of the Company, a solid modeling software module called Parasolid, which is one of the most widely used of The SellingPoint System modules. The loss of the right to use such software could reduce the attractiveness of the Company's products to certain customers. The Company believes that alternative solid modeling software is available. However, there can be no assurances that such alternatives would achieve market acceptance or be available on a timely basis or on similar terms. The Company believes that the cost associated with technology licensed from third parties is not material to its results of operations and does not constitute a significant portion of the total cost of the Company's products into which such third party technology is incorporated. See "Business - Proprietary Rights."

         Technological Demands of the Marketplace. The sales force automation market in which the Company competes is characterized by rapid technological changes and advances. The Company's future success will depend upon its ability to enhance its existing products and introduce new products which keep pace with technological developments in the marketplace and address the increasingly sophisticated needs of its end-users. There can be no assurance that the Company will be successful in introducing and marketing product enhancements or new products on a timely basis, or that enhancements or new products will achieve market acceptance.

         Loss of ICAD Business Customers. Historically, the Company has derived a significant portion of its revenues from a limited number of customers. All of the customers who individually accounted for 10% or more of the Company's revenues in the fiscal years 1997, 1996 and 1995 were primarily or exclusively customers of the ICAD Business, and it is likely that such customers will not continue to be significant customers of the Company following the ICAD Transaction. Although the royalty payments from the Distributor under the License Agreement will offset a portion of the revenues lost from the significant customers of the ICAD Business, there can be no assurance that the amount of the lost revenues will be fully matched by the royalties under the License Agreement or that, following full payment of the guaranteed fixed royalties, the Company will be able to generate sufficient substitute revenue from Sales Force Automation Business customers or other sources.

         Dependence on Proprietary Technology. The Company's success is heavily dependent upon its proprietary technology. The Company does not have patents on any of its technology and relies on contracts and the laws of copyright and trade secrets to protect such technology. The Company maintains a trade secrets program, enters into confidentiality or license agreements with its employees, resellers and end-users and limits access to and distribution of its software, documentation and other proprietary information. Effective copyright and trade secret protection may not be available in every foreign country in which the Company's products are distributed. There can be no assurance that the steps taken by the Company to protect its proprietary technology will be adequate to prevent misappropriation of its technology by third parties, or that third parties will not be able to develop similar technology independently. Although the Company is not aware that any of its technology infringes the rights of third parties, there can be no assurance that other parties will not assert technology infringement claims against the Company, or that, if asserted, such claims will not prevail. See "Business Proprietary Rights."

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

         Year 2000 Compliance. The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures (the "Year 2000 issue") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000. In general, the Company expects to resolve Year 2000 issues through planned replacement or upgrades. In addition, the Company expects that any costs incurred to modify its internal systems will not be material. Although management does not expect Year 2000 issues to have a material impact on its business or future results of operations, there can be no assurance that there will not be interruptions of operations or other limitations of system functionality or that the Company will not incur significant costs to avoid such interruptions or limitations.

         International Operations. The Company's international revenues were $5.2 million, $12.0 million and $7.7 million in the fiscal years ended 1998, 1997 and 1996 respectively, representing 37.7%, 50.0% and 37.3%, respectively, of the Company's revenues in such years. Although the Company expects that international revenues will fluctuate from period to period, it expects such revenues to account for a significant percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in managing distributors, difficulties in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas and unexpected regulatory, economic or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance. See "Business - Sales and Marketing."

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

ITEM 8 - FINANCIAL STATEMENTS



CONCENTRA CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                        Page(s)


Report of Independent Accountants........................................    30

Consolidated Balance Sheets as of March 31, 1998 and 1997................    31

Consolidated Statements of Operations for the years ended
   March 31, 1998, 1997 and 1996.........................................    32

Consolidated Statements of Stockholders' Equity for
   the years ended March 31, 1998, 1997 and 1996.........................    33

Consolidated Statements of Cash Flows for the years ended
   March 31, 1998, 1997 and 1996.........................................    34

Notes to Consolidated Financial Statements............................... 35-48

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Concentra Corporation:

         We have audited the accompanying consolidated balance sheets of Concentra Corporation as of March 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Concentra Corporation as of March 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



                                         /s/ COOPERS & LYBRAND L.L.P.


Boston, Massachusetts
May 29, 1998, except for
  Note M, for which the
  date is June 1, 1998.

CONCENTRA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                                  March 31,
                                                                           ---------------------
 ASSETS                                                                      1998        1997
                                                                           --------     --------

 Current assets:
      Cash and cash equivalents                                            $  1,067     $  3,890
      Marketable securities                                                    --            203
      Accounts receivable, net of allowance for doubtful
         accounts of $795 and $125                                            4,507       14,050
      Other current assets                                                      959          693
                                                                           --------     --------
              Total current assets                                            6,533       18,836
 Property and equipment, net                                                  1,874        2,612
 Capitalized software costs, net                                              1,986        1,878
 Intangible assets, net                                                         516        1,333
 Other assets                                                                   303          372
                                                                           --------     --------
                       Total assets                                        $ 11,212     $ 25,031
                                                                           ========     ========


 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                      $  3,481     $  1,551
     Accrued expenses                                                         3,469        4,123
     Income tax payable                                                         302          273
     Deferred revenue                                                         2,714        2,898
     Current portion of capital lease obligations                               348          423
                                                                           --------     --------
              Total current liabilities                                      10,314        9,268
 Capital lease obligations                                                      473          611
 Deferred revenue                                                                --           84
 Commitments and contingencies (Note F)                                          --           --
 Stockholders' equity:
     Preferred stock - $.01 par value; 4,000,000 shares
        authorized, no shares issued or outstanding                              --           --
     Common stock - $.00001 par value; 40,000,000 shares
        authorized, 6,093,806 and 5,499,211 shares issued and
        outstanding at March 31, 1998 and 1997, respectively.                    --           --
     Additional paid-in capital                                              27,789       25,578
     Accumulated deficit                                                    (27,002)     (10,099)
     Cumulative translation adjustment                                         (362)        (411)
                                                                           --------     --------
              Total stockholders' equity                                        425       15,068
                                                                           --------     --------
                       Total liabilities and stockholders' equity          $ 11,212     $ 25,031
                                                                           ========     ========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

                                                                                Year Ended March 31,
                                                                         --------------------------------
                                                                           1998         1997        1996
                                                                         --------     -------     -------
 Revenues:

    Software licenses                                                    $  3,884     $17,670     $13,133
    Services                                                                9,143       6,797       7,135
    Related party software and services                                       743         104         452
                                                                         --------     -------     -------
        Total revenues                                                     13,770      24,571      20,720
Operating expenses:
    Cost of software licenses                                               2,261       2,073       1,337
    Cost of services                                                        5,108       4,410       2,677
    Sales and marketing                                                    13,175      14,541      11,622
    Research and development                                                3,805       3,558       2,849
    General and administrative                                              2,877       2,655       2,511
    Provision for bad debts                                                 1,551       1,544         101
    Restructuring charge                                                     --           239         196
                                                                         --------     -------     -------
        Total operating expenses                                           28,777      29,020      21,293
Loss from operations                                                      (15,007)     (4,449)       (573)
    Interest income                                                           189         296         682
    Interest expense                                                         (101)       (105)        (54)
    Other income (expense)                                                   (424)        458         (10)
    Loss on Investment                                                     (1,510)         --          --
                                                                         --------     -------     -------
(Loss) income before income taxes                                         (16,853)     (3,800)         45
Provision for income taxes                                                     50         140           9
                                                                         --------     -------     -------
Net (loss) income                                                         (16,903)     (3,940)         36
                                                                         ========     =======     =======
Net (Loss) income per common share - basic                               $  (2.94)    $ (0.73)    $  0.01
                                                                         ========     =======     =======
Weighted average number of common shares outstanding - basic                5,741       5,391       5,750
                                                                         ========     =======     =======
Net (Loss) income per common share - diluted                             $  (2.94)    $ (0.73)    $  0.01
                                                                         ========     =======     =======
Weighted average number of common shares outstanding - diluted              5,741       5,391       5,758
                                                                         ========     =======     =======



--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'  EQUITY
FOR THE YEARS ENDED MARCH 31, 1998, 1997, AND 1996
(In thousands, except share data)




                                             Common Stock    Additional              Cumulative     Total
                                        -------------------    Paid-In  Accumulated Translation  Stockholders'
                                           Shares    Amount    Capital     Deficit   Adjustment    Equity
                                        ---------------------------------------------------------------------

Balance at March 31, 1995                 5,247,175     --    $24,553    $ (6,195)     $(451)      $ 17,907
                                          ---------   ----    -------    --------      -----       --------
    Stock options exercised                  79,152               224                                   224
    Shares issued in connection with
       employee stock purchase plan           7,324                32                                    32
    Translation adjustment                                                               108            108
    Net income                                   --     --         --          36         --             36
                                          ---------   ----    -------    --------      -----       --------
Balance at March 31, 1996                 5,333,651     --     24,809      (6,159)      (343)        18,307
                                          ---------   ----    -------    --------      -----       --------
    Stock options exercised                 142,070               667                                   667
    Shares issued in connection with
       employee stock purchase plan          23,490               102                                   102
    Translation adjustment                                                               (68)           (68)
    Net loss                                     --     --         --      (3,940)        --         (3,940)
                                          ---------   ----    -------    --------      -----       --------
Balance at March 31, 1997                 5,499,211     --     25,578     (10,099)      (411)        15,068
                                          =========   ====    =======    ========      =====       ========
    Stock options exercised                  94,992               116                                   116
    Shares issued in connection with
       employee stock purchase plan          29,014               104                                   104
    Shares associated with
       private placement, net               470,589             1,991                                 1,991
    Translation adjustment                                                                49             49
    Net loss                                     --     --         --     (16,903)        --        (16,903)
                                          ---------   ----    -------    --------      -----       --------
Balance at March 31, 1998                 6,093,806     --    $27,789    $(27,002)     $(362)      $    425
                                          =========   ====    =======    ========      =====       ========


--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

CONCENTRA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                      Year Ended March 31,
                                                                             -------------------------------------
                                                                               1998          1997           1996
                                                                             --------       -------       --------

 Cash flows from operating activities:
     Net (loss) income                                                       $(16,903)      $(3,940)      $     36
     Adjustments to reconcile net (loss) income to net
       cash used in operating activities:
       Depreciation and amortization                                            2,209         2,413          1,362
       Foreign exchange loss (gain)                                               163           166             38
       Write off of intangible asset                                              372          --             --
       Provision for bad debts                                                  1,551         1,026            101
       Change in net unrealized holding gain on trading security                 --            (203)          --
       Loss on sale of marketable security                                         14          --             --
       Write down of other asset                                                   82          --             --
     Changes in operating assets and liabilities:
          Accounts receivable                                                   8,012        (6,770)        (2,546)
          Other assets                                                           (229)         (102)          (244)
          Accounts payable                                                      1,893           382             48
          Accrued expenses                                                       (758)        1,883           (890)
          Deferred revenue                                                       (322)          875         (1,591)
          Income taxes payable                                                     29            73           (212)
                                                                             --------       -------       --------
              Net cash used in operating activities                            (3,887)       (4,197)        (3,898)
                                                                             --------       -------       --------

Cash flows used in investing activities:
    Capitalized software costs                                                   (925)         (970)          (865)
    Purchase of property and equipment                                           (261)         (326)        (1,928)
    Purchase of intangible assets                                                 (31)          (96)        (1,322)
    Proceeds from sale of marketable security                                     189            --             --
                                                                             --------       -------       --------
            Net cash used in investing activities                              (1,028)       (1,392)        (4,115)
                                                                             --------       -------       --------

Cash flows provided by financing activities:
    Proceeds from issuance of common stock, net of issuance cost                1,991            --             --
    Proceeds from exercise of stock options                                       116           667            224
    Proceeds from employee stock purchase plan                                    104           102             32
    Principal payments under capital lease obligations                           (214)         (230)          (243)
                                                                             --------       -------       --------
            Net cash provided by financing activities                           1,997           539             13
                                                                             --------       -------       --------
Effects of exchange rates on cash and cash equivalents                             95          (181)           111
Net decrease in cash and cash equivalents                                      (2,823)       (5,231)        (7,889)
Cash and cash equivalents at beginning of year                                  3,890         9,121         17,010
                                                                             --------       -------       --------
Cash and cash equivalents at end of year                                     $  1,067       $ 3,890       $  9,121
                                                                             ========       =======       ========

Supplemental disclosure of cash flow information:
     Interest paid                                                           $    101       $   106       $     54
     Income taxes paid                                                             21            67            221
Supplemental disclosure of non-cash investing and financing activities:
     Equipment acquired under capital lease obligations                            85           139          1,183




--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

                              CONCENTRA CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.       NATURE OF BUSINESS

  Description of Business

         Concentra Corporation, formerly ICAD, Inc. (the "Company") was incorporated in April 1984 and operates in one business segment. The Company develops, markets and supports software products that automate the sales process.

         The Company is subject to a number of risks similar to other companies in the industry, including dependence on one principal product, concentration of customers, competition from substitute products and larger companies, rapid technological change, uncertainty of market acceptance of products, dependence on third-party licensed technology and proprietary technology, dependence on key personnel, dependence on domestic and international distributors and resellers, the need to obtain additional financing and the risks associated with international operations.

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

B.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         On December 24, 1997 the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company which is the successor to the business of Loandata. Loandata contributed all of its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary. As a consequence of this transaction, the Company consolidated 100% of Loandata in its consolidated balance sheet as of March 31, 1998 and in its consolidated statement of operations for the period from December 24, 1997 to March 31, 1998. Prior to December 24, 1997, the Company used the equity method of accounting.

         Certain prior year amounts have been reclassified to conform with the current year presentation.

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

CONCENTRA CORPORATION

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

         The Company generally classifies investments in debt and equity securities as available for sale. During the year ended March 31, 1998, the Company sold an investment with a carrying basis of $203,000, at a loss of $14,000. This loss was included in other income (expense) for the year ended March 31, 1998.

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

         Amortization of capitalized software costs, included in cost of software licenses, amounted to approximately $817,000, $360,000 and $290,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

CONCENTRA CORPORATION

  Intangible Assets

         Intangible assets, which represent various software licenses, are recorded at cost and are amortized over their estimated useful lives of three to five years. Amortization of intangible assets amounted to approximately $850,000, $995,000 and $317,000 for the years ended March 31, 1998, 1997, and
1996, respectively, and are included in cost of software licenses.

         During 1995, the Company entered into a five year software license agreement with a significant customer and marketing partner. The agreement required an upfront fee of $1,000,000, as well as additional payments for the use of software which is embedded in certain of the Company's products (See Note
F). This asset is being amortized over the five year life of the agreement.

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

  Foreign Currency

         Assets and liabilities of the Company's foreign subsidiaries are translated at the exchange rates in effect at year end. Revenues and expenses are translated using currency exchange rates in effect during the year. Gains or losses resulting from translation adjustments are reported as a separate component of stockholders' equity. Foreign exchange (losses) gains resulting from intercompany foreign currency transactions of approximately $(163,000), $(166,000) and $(38,000) for the years ended March 31, 1998, 1997 and 1996, respectively, are included in other income and expense.

  Concentration of Credit Risk

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of temporary cash investments and trade receivables.

CONCENTRA CORPORATION

         The Company invests its cash balances with banks and other financial institutions. As of March 31, 1998 and 1997, the Company has cash equivalents which are comprised of a repurchase agreement with a bank and U.S. Treasury Securities. The carrying amount of these cash equivalents approximates fair value because of their short-term maturity. The Company does not require collateral on its repurchase agreements.

         Credit risk with respect to trade receivables is concentrated due to the limited amount of large orders recorded in any particular reporting period. The Company regularly extends payment terms with new and existing customers to close business in a particular reporting period. The Company does not require collateral, letters of credit, or other security to support customer receivables. The Company's credit review procedures are generally more limited for overseas customers, and the Company has experienced greater credit losses with such overseas customers than anticipated. Due to the factors discussed above, it is reasonably possible that the Company's estimate for doubtful accounts could differ from actual experience and adversely impact the Company's financial position, results of operations and cash flows.

  Computation of Net Income (Loss) Per Common Share

         The Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), for the period ended March 31, 1998. All historical net income per share data presented has been restated to conform to the provisions of this statement. SFAS 128 requires the Company to present basic and diluted earnings per share (EPS) on the face of the income statement. Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the assumed exercise of all dilutive securities, such as stock options. Basic and diluted earnings per share presented on the statement of operations represents historical net income (loss) per common share.

         The following table reconciles the numerators and the denominators of the basic and diluted earnings per share computations as shown on the Consolidated Statement of Operations for each of the three years ended March 31, 1998.

                                                        TWELVE MONTHS ENDED
                                                     --------------------------
            DESCRIPTION                              1998        1997      1996
-------------------------------------------------    ----        ----      ----

Basic weighted average shares outstanding            5,741       5,391     5,750
Weighted average effect of dilutive stock options       --          --         8
Dilutive weighted average shares outstanding         5,741       5,391     5,758



         Options to purchase 1,352,681 and 1,240,719 shares of common stock at prices ranging $1.375 to $11.25 were outstanding during the twelve month period ended March 31, 1998 and 1997, respectively, but were not included in the computation of diluted EPS because of their anti-dilutive nature.

CONCENTRA CORPORATION

C.       CASH AND CASH EQUIVALENTS

         Cash and cash equivalents consist of the following investments (in thousands):

                                                                 March 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------

      Demand Deposits and CDs                              $1,067        $1,762
      U.S. Treasury Securities                                 --         2,128
                                                           ------        ------

                                                           $1,067        $3,890
                                                           ======        ======

D.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following (in thousands):


                                                                March 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------

      Computer equipment                                   $4,490        $4,353
      Furniture and fixtures                                1,739         1,615
      Leasehold improvements                                1,142         1,142
                                                           ------        ------
                                                            7,371         7,110
      Less accumulated depreciation and amortization        5,497         4,498
                                                           ------        ------
                                                           $1,874        $2,612
                                                           ======        ======

         Depreciation and amortization expense was approximately $999,000, $1,056,000 and $761,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

         Property and equipment under capital leases consists of the following
(in thousands):

                                                                 March 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------

      Computer equipment                                   $1,130        $1,109
      Furniture and fixtures                                  803           739
                                                           ------        ------
                                                            1,933         1,848
      Less accumulated amortization                         1,098         1,067
                                                           ------        ------
                                                           $  835        $  781
                                                           ======        ======

E.       ACCRUED EXPENSES

         Accrued expenses consist of the following (in thousands):



                                                           Year Ended March 31,
                                                           --------------------
                                                            1998          1997
                                                           ------        ------

      Compensation                                         $1,037        $1,347
      Value-added tax                                         217           922
      Reserve for customer settlement                         525            --
      Other                                                 1,690         1,854
                                                           ------        ------
                                                           $3,469        $4,123
                                                           ======        ======

CONCENTRA CORPORATION

F.       COMMITMENTS AND CONTINGENCIES

  Line of Credit

         The Company currently does not have a line of credit arrangement with a financial institution. As of March 31, 1997 the Company had a line of credit with a commercial lender. Under this credit line, as amended, the Company had a $2,500,000 unsecured working capital line of credit. The Company also had a $1,750,000 equipment line of credit, collateralized by the equipment, which bore interest at the bank's base lending rate and expired on March 31, 1997. For the years ended March 31, 1998 and 1997 the Company had borrowings under the equipment line of credit of $1,407,000 and 1,322,000, respectively.


  Capital and Operating Leases

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

         At March 31, 1998, approximate future minimum lease payments under capital and operating leases are as follows (in thousands):


       Year ended March 31,                        Capital Leases     Operating Leases
       --------------------                        --------------     ----------------

       1999                                             $ 367              $  508
       2000                                               367                 407
       2001                                               178                 149
       2002                                                25                  --
                                                        -----              ------
       Total future minimum lease payments                937              $1,064
       Amount representing interest                      (116)             ======
       Present value of future minimum lease            -----
         payments on capital leases                       821
       Current portion                                   (348)
                                                        -----
       Long term portion                                $ 473
                                                        =====


         Rental expense under operating leases was approximately $1,159,000, $1,188,000 and $1,005,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

CONCENTRA CORPORATION

  Royalty and Consulting Arrangements

         During fiscal 1996 the Company entered into a $5,000,000 five year applications consulting services contract (the "Contract") with a significant customer of the Company. The Contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services that will be used by the Company over a five year period. The minimum commitment of $2,500,000 is being paid in five yearly payments of $250,000, $500,000, $550,000, $600,000 and $600,000 for
the five calendar years beginning December 31, 1996, respectively. As a consequence of the ICAD Transaction, the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and the Distributor, Knowledge Technologies International, a new company formed by Electra Fleming, a UK based investment management firm. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At March 31, 1998, the Company has used the minimum first-year commitment of $250,000 but has not fully used the second-year commitment of $500,000. The Company also is not current on the payment of the 1997 commitment as of March 31, 1998 and therefore, has recorded a liability for the unused portion which is due under the contract, of $251,000. Subsequent to year end, the Company has paid this liability and has included such amount in other current assets and expects to recognize this amount, along with the fiscal 1999 minimum commitment, during the next fiscal year. Pursuant to this reciprocal buying agreement, the Company recognized revenue and collected cash in the amount of $1,805,000 upon the execution and delivery of software with respect to the software license agreement for the year ended March 31, 1996.

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

         During fiscal 1995 the Company entered into a five year license and royalty agreement, as amended, with a significant customer and marketing partner of the Company (See Note H). Pursuant to this agreement, the Company recognized revenue and collected cash in the amount of $1,000,000 upon the execution and delivery of software with respect to this software license arrangement. In addition, the Company, in connection with an arrangement to license a software module from this significant customer, has paid $1,000,000 in prepaid royalties to be amortized over the life of the five year agreement, commencing January 1, 1995. Also, during fiscal 1996 the Company paid additional royalty amounts to this customer of $1,000,000 in four quarterly installments. The Company amortizes these additional royalty payments to cost of software licenses based upon predetermined percentages of revenues generated from the sale of product.

G.       INCOME TAXES

         The components of the provision for income taxes consist of the following (in thousands):

                                     Year Ended March 31,
                                    -----------------------
                                    1998      1997     1996
                                    ----      ----     ----
        Current:
          Federal                   $ --      $ --    $ --
          Foreign                     45       120      --
          State                        5        20       9
                                    ----      ----    ----
                                      50       140       9
        Deferred:
          Federal                     --        --      --
          State                       --        --      --
                                    ----      ----    ----
                                      --        --      --
                                    ----      ----    ----

                                    $ 50      $140    $  9
                                    ====      ====    ====


CONCENTRA CORPORATION

         Income (loss) before income taxes for domestic and foreign operations are as follows (in thousands):


                                                                      Year Ended March 31,
                                                                  ----------------------------
                                                                  1998        1997        1996
                                                                  ----        ----        ----

          Domestic                                              $(14,846)    $(2,240)      $ 828
          Foreign                                                 (2,007)     (1,560)       (783)
                                                                --------     -------       -----
                                                                $(16,853)    $(3,800)      $  45
                                                                ========     =======       =====


The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                                        Year Ended March 31,
                                                                    ----------------------------
                                                                    1998        1997        1996
                                                                    ----        ----        ----

          U.S. federal statutory rate                              (34.0)%     (34.0)%      34.0%
          State taxes, net of applicable federal tax benefit          --          .3        13.2
          Foreign withholding tax                                    0.3         3.2          --
          Losses not benefited                                      34.0        33.5          --
          Net operating loss utilized                                 --          --          --
          Other reductions in valuation allowance                     --          --       (60.1)
          Non-deductible meals and entertainment                                  .7        32.9
                                                                    ----        ----        ----

                                                                     0.3%        3.7%       20.0%
                                                                    ====        ====        ====


    The following represents the significant components of the Company's net deferred tax assets (in thousands):

                                                                                   March 31,
                                                                               ----------------
                                                                               1998        1997
                                                                               ----        ----
          Deferred tax assets (liabilities):
            Federal net operating losses                                     $ 7,412     $ 2,144
            Tax credit carryforwards                                           1,119       1,426
            Foreign net operating loss                                         1,793       1,793
            Difference in cost recognition basis, accrual
              for books and cash for tax                                       1,041         456
            Depreciation and amortization                                        209         200
            State tax credits and net operating
              losses, net of federal benefit                                     700         717
            Capitalized software                                                (800)       (756)
                                                                             -------      ------
            Deferred tax asset                                                11,474       5,980
                Valuation allowance for deferred tax assets                  (11,474)     (5,980)
                                                                             -------      ------
                                                                             $    --      $   --
                                                                             =======      ======


         The Company believes there is uncertainty surrounding the realization of favorable tax benefits in future tax returns; accordingly the net deferred tax assets at March 31, 1998 and 1997 have been fully offset by a valuation allowance.

CONCENTRA CORPORATION

         As of March 31, 1998, the Company had approximately $21,750,000 of net operating loss carryforwards for federal income tax purposes which begin to expire in the years 2008 through 2012. Approximately $1,020,000 of the Company's net operating loss is attributable to the exercises of stock options which, when utilized, will be credited to additional paid in capital. Pursuant to a change in ownership, $2,700,000 of the federal net operating loss is subject to an annual limitation of approximately $180,000. The Company has research and development credits for federal and state income tax purposes of approximately $810,000 and $310,000 respectively, that begin to expire in 2000. Foreign tax credit carryforwards of approximately $249,000 expire in the years 1998 through 2001. Alternative minimum tax credits of approximately $60,000 carries forward indefinitely.

H.       SIGNIFICANT CUSTOMERS

         The following represents significant customer revenue in each of the years ended March 31, 1998, 1997 and 1996, respectively. Customers A-E may vary year to year depending on the revenues for each particular year.


                                                  Year Ended March 31,
                                             ------------------------------
                                             1998         1997         1996
                                             ----         ----         ----

     Customer A                              15.6%        20.9%        16.0%
     Customer B                               9.9%        19.3%        10.1%
     Customer C                               7.3%        14.9%         7.8%
     Customer D                               5.4%         4.2%         6.5%
     Customer E                               5.1%         3.3%         2.2%
                                             ----         ----         ----
                                             43.3%        62.6%        42.6%
                                             ====         ====         ====

I.       RELATED PARTY TRANSACTIONS

         In June 1997, the Company entered into a software license agreement with a related party. In conjunction with this agreement, the Company also signed technical and support service agreements with the related party. The related party purchased 102 licenses totaling $544,000, which was paid in full during fiscal 1998. The Company has also entered into a technical services agreement with the related Party, for which work has been performed but no revenues have been recorded. The Company will record revenue or these services when collectibility is probable.

J.       STOCKHOLDERS' EQUITY

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

CONCENTRA CORPORATION

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

         Stock Options

         On September 15, 1987 and June 11, 1993, the Board of Directors and stockholders approved the Company's 1987 Stock Plan and 1993 Stock Plan (the "Plans"), respectively. The Plans provide for the granting of incentive stock options to officers and employees, to purchase shares of the Company's common stock at a price not less than fair value, as determined by the Board of Directors, on the grant date. The Plans also provide for the granting of non-qualified stock options or awards of Common Stock to employees, officers and directors of and consultants to the Company. Options expire 10 years from the date of grant. Certain executive officers have options that vest eight years from the date of grant. If certain performance targets are met, 20% of these options will vest linearly over three years annually from the time of achievement so long as the executive officer continues to be employed by the Company. At March 31, 1998, 1,981,178 shares of Common Stock are reserved for issuance under the Plans.

         Information related to stock options granted under the Plans is as follows:

                                                                                                Exercisable
                                                                         Weighted                 Weighted
                                                                          Average                  Average
                                                                          Exercise     Number     Exercise
                                   Shares            Option Price          Price     Exercisable    Price
                                   ------        -------------------      --------   ----------- ----------

Outstanding at March 31, 1995      839,523       $1.375  -   $11.250       $5.25      305,540       $3.61
                                ----------       ------      -------       -----      -------       -----
     Granted                       369,033        5.500  -    11.000        9.14
     Canceled                      (52,061)       4.125  -    11.250        8.01
     Exercised                     (79,152)       1.375  -     6.875        9.96
                                ----------       ------      -------       -----      -------       -----
Outstanding at March 31, 1996    1,077,343        1.375  -    11.250        6.44      464,004       $4.83
                                ----------       ------      -------       -----      -------       -----
     Granted                       440,750        4.875  -    14.500        5.64
     Canceled                     (135,304)       4.125  -    14.500        7.21
     Exercised                    (142,070)       1.375  -    11.250        9.34
                                ----------       ------      -------       -----      -------       -----
Outstanding at March 31, 1997    1,240,719        1.375  -    14.500        6.33      476,107       $5.55
                                ----------       ------      -------       -----      -------       -----
     Granted                     1,468,517        3.875  -     6.000        4.46
     Canceled                   (1,251,138)       4.125  -    14.500        6.47
     Exercised                     (63,300)       1.375  -     6.875        3.66
                                ----------       ------      -------       -----      -------       -----
Outstanding at March 31, 1998    1,394,798       $1.375  -   $14.500       $4.32      604,415       $4.29
                                ----------       ------      -------       -----      -------       -----

CONCENTRA CORPORATION

         At March 31, 1998, options for 595,573 shares of Common Stock were available for future grants.

         On March 4, 1998, the Board of Directors authorized that certain stock options under the 1987 and 1993 Stock Option Plans at exercise prices ranging from $4.125 to $11.250 would be eligible to be exchanged for options with an exercise price at the then fair market value of $3.875 per share. This cancellation and reissuance of stock options affected 1,057,067 options.

         On October 24, 1995, the stockholders approved the Company's 1995 Employee Stock Purchase Plan (the "Stock Purchase Plan"), which is intended to qualify as an employee stock purchase plan under Section 423 of the Internal Revenue Code. The Stock Purchase Plan covers up to 440,000 shares of the Company's Common Stock. At March 31, 1998, 59,828 shares of Common Stock had been issued under the Stock Purchase Plan.

  Stock Compensation Plan

         At March 31, 1998, the Company has several stock-based compensation plans, which are described above. The Company applies Accounting Principles Board Opinion No. 25 ("APB Opinion 25"), "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                             March 31,        March 31,      March 31,
                                               1998             1997           1996
                                             --------         --------       --------

         Net (loss) income
              As reported                    $(16,903)        $(3,940)         $  36
              Pro forma                      $(17,929)        $(4,791)         $(635)
         Primary earnings per share
              As reported                    $  (2.94)        $ (0.73)         $ .01
              Pro forma                      $  (3.12)        $ (0.89)         $ (11)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. In computing these pro forma amounts, the Company has assumed weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively; dividend yield of 0.0%; expected volatility of 80 percent; weighted average risk-free interest rates of 5.86%, 5.96% and 5.96%; and expected lives of five years. The average fair value of the options granted during 1998, 1997 and 1996 is estimated as $2.38, $3.84 and $6.23, respectively, on the date of the grant.

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

CONCENTRA CORPORATION

The following table summarizes information about fixed stock options outstanding at March 31, 1998:



                             NUMBER         WEIGHTED
                           OUTSTANDING       AVERAGE         WEIGHTED        NUMBER         WEIGHTED
         RANGE OF             AS OF         REMAINING         AVERAGE      EXERCISABLE       AVERAGE
      EXERCISE PRICES        3/31/98    CONTRACTUAL LIFE  EXERCISE PRICE  AS OF 3/31/98  EXERCISE PRICE
-------------------------------------------------------------------------------------------------------

$ 1.3750   -   $ 2.7500       15,034         2.30            $ 2.4005         15,034        $ 2.4005
$ 3.8750   -   $ 3.8750    1,057,067         7.17            $ 3.8750        414,376        $ 3.8750
$ 4.1250   -   $ 4.8750      159,414         6.48            $ 4.4390        108,478        $ 4.2728
$ 5.0000   -   $ 6.8750      115,408         7.58            $ 6.2972         46,517        $ 6.3146
$ 7.3750   -   $ 7.3750        2,400         8.58            $ 7.3750            600        $ 7.3750
$ 8.7500   -   $ 8.7500        1,000         7.75            $ 8.7500            500        $ 8.7500
$ 9.2500   -   $ 9.2500          500         7.57            $ 9.2500            200        $ 9.2500
$ 9.5000   -   $ 9.5000       38,185         7.19            $ 9.5000         15,274        $ 9.5000
$11.0000   -   $11.0000          200         7.32            $11.0000             80        $11.0000
$11.2500   -   $11.2500        5,590         6.92            $11.2500          3,356        $11.2500
                           ---------         ----            --------        -------        --------

                           1,394,798         7.08            $ 4.3200        604,415        $ 4.2908



K.       FOURTH QUARTER ADJUSTMENTS

                  The Company recorded net adjustments affecting operating expenses and accrued liabilities of approximately $525,000 in the fourth quarter of fiscal 1998. Of this amount, $450,000 is a liability pertaining to a settlement agreement with one of the Company's software customers related to a sale made in fiscal 1996. The remaining $75,000 pertains to legal costs that the Company anticipates to be incurred in connection with the consummation of the settlement agreement.


                  The Company recorded net adjustments affecting revenue of approximately $700,000 in the fourth quarter of fiscal 1998. These amounts relate to the Company's establishing a reserve for certain software license sales and consulting services provided during fiscal 1998. Of this amount, $300,000 relates to software revenue where the related customer has withheld payment until the completion of consulting services being provided separately by the Company. The remaining $400,000 relates to consulting revenue recorded in fiscal 1998 for which services have been provided to the customer but the Company has not been paid. The Company is still pursuing collections of these amounts and will record the related revenue if and when collectibility is deemed to be probable.


                  The Company recorded net adjustments affecting receivables of approximately $1,544,000 in the fourth quarter of fiscal 1997. Of this amount, $1,026,000 related to an increase in the provision for doubtful accounts which the Company recorded after repeated unsuccessful attempts were made to collect certain receivables. This provision was principally made up of one large domestic receivable and two international receivables. Notwithstanding this fourth quarter provision, the Company continued to pursue collection of these receivables. The remaining $518,000 relates to a receivable recorded in the first quarter to a new customer. This customer experienced turnover of the key officer who committed their respective company to the license agreement. In the fourth quarter of fiscal 1997, the Company recorded the provision based upon the customer's refusal to honor the prior contract.


                  The Company recorded a restructuring charge of approximately $239,000 in the fourth quarter consisting of severance costs associated with the termination of fourteen employees for fiscal 1997. At March 31, 1997, the outstanding unpaid balance of $216,000 was included in accrued expenses.

CONCENTRA CORPORATION

L.       DEFINED CONTRIBUTION PLAN

         In 1991, the Board of Directors adopted the Company's 401(k) Plan (the "401(k) Plan"), which is intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended. All employees who are at least 21 years of age and have been employed by the Company for at least six months are eligible to participate in the 401(k) Plan. Each eligible employee may elect to contribute to the 401(k) Plan, through payroll deductions, up to 15% of his or her salary, subject to statutory limitation.

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

M.       SUBSEQUENT EVENTS

         On June 1, 1998 the Company completed its agreement to license the ICAD System (R), a knowledge-based engineering software product, to Knowledge Technologies International (The Distributor), a new company formed by Electra Fleming, a UK based investment management firm. The Source License and Exclusive Distributorship Agreement and the related Transition Agreement, herein referred together as the "ICAD Transaction," grants the Distributor an exclusive world-wide license to use the key software and intellectual property rights of the ICAD Business transfer and assign to the Distributor certain assets and contracts relating to the ICAD Business, and provide to the Distributor certain administrative and support services on a transitional basis. Under the terms of the License Agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of closing of the Transaction, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been made and the related services have been performed. Electra Investment Trust, plc has agreed to guarantee only the payment of the fixed royalty payments under the License Agreement.

CONCENTRA CORPORATION

N.  GEOGRAPHIC DATA

      The Company has subsidiaries in various foreign countries in Europe, which sell the Company's products and services in their respective geographic areas. Revenues are reflected in the geographic areas from which the sales are made. Financial information, summarized by geographic area, is as follows (in thousands):



                                        North America     Europe     Eliminations   Consolidated
                                        --------------------------------------------------------

 Year ended March 31, 1998
     Total revenues:
        Unaffiliated customers             $  8,637       $ 4,390       $    --       $ 13,027
        Affiliated customers (Note H)           743            --            --            743
        Intercompany transfers                1,015            --        (1,015)            --
                                           --------       -------       -------       --------
            Total                          $ 10,395       $ 4,390       $(1,015)      $ 13,770
                                           ========       =======       =======       ========
     Net (loss)                            $(14,896)      $(2,007)      $    --       $(16,903)
                                           ========       =======       =======       ========
     Identifiable assets                   $  8,252       $ 2,960       $    --       $ 11,212
                                           ========       =======       =======       ========

Year ended March 31, 1997
     Total revenues:
        Unaffiliated customers             $ 17,491       $ 6,976       $    --       $ 24,467
        Affiliated customers (Note H)           104            --            --            104
        Intercompany transfers                3,526            --        (3,526)            --
                                           --------       -------       -------       --------
            Total                          $ 21,121       $ 6,976       $(3,526)      $ 24,571
                                           ========       =======       =======       ========
     Net (loss)                            $ (2,380)      $(1,560)      $    --       $ (3,940)
                                           ========       =======       =======       ========
     Identifiable assets                   $ 19,738       $ 5,293       $    --       $ 25,031
                                           ========       =======       =======       ========

Year ended March 31, 1996
    Total revenues:
       Unaffiliated customers              $ 16,822       $ 3,446       $    --       $ 20,268
       Affiliated customers (Note H)            452            --            --            452
       Intercompany transfers                 1,297            --        (1,297)            --
                                           --------       -------       -------       --------
           Total                           $ 18,571       $ 3,446       $(1,297)      $ 20,720
                                           ========       =======       =======       ========
     Net income (loss)                     $    819       $  (783)      $    --       $     36
                                           ========       =======       =======       ========
     Identifiable assets                   $ 21,903       $ 3,206       $    --       $ 25,109
                                           ========       =======       =======       ========


--------------------------------------------------------------------------------
         Intercompany transfers primarily represent shipments of software to international subsidiaries and are eliminated from consolidated revenues.

         Export sales to unaffiliated customers were approximately $855,000, $5,400,000 and $3,829,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

ITEM 9 - CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information concerning the Company's directors required by this
Item is incorporated by reference to the sections entitled "Proposal No.1 - Election of Directors," "Meetings of the Board of Directors and Committees," and "Director Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1998.

         The information concerning the Company's executive officers required by this Item is incorporated by reference herein to this section of this Report in
Part I, Item 1, entitled "Executive Officers of the Registrant."

         There is incorporated herein by reference to the discussion under "Principal and Management Stockholders" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1998 the information with respect to delinquent filing of reports pursuant to section 16(a) of the Securities Exchange Act of 1934.


ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1998.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference to the section entitled "Principal and Management Stockholders" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1998.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on August 10, 1998.

PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      The following documents are included as part of this report:

         (1)      FINANCIAL STATEMENTS

                  The following financial statements of the Company and the report of the independent accountants are filed as part of this report:

                  Report of Independent Accountants

                  Consolidated Balance Sheets as of March 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended March 31, 1998, 1997 and 1996 Consolidated

                  Statements of Stockholders' Equity for the years ended March 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended March 31, 1998, 1997 and 1996 Notes to

                  Consolidated Financial Statements

         (2)      EXHIBITS

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


EXHIBIT NUMBER                DESCRIPTION OF DOCUMENT
--------------                -----------------------

        +3.01 -- Restated Certificate of Incorporation of the Registrant, as amended.

       + 3.02  -- Restated By-Laws of Registrant.

   ++++++3.03  -- Certificate of Designations.

       + 4.01  -- Specimen Stock Certificate for Common Stock, $.00001 par
                  value.

   ++++++4.02  -- Rights Agreement dated April 24, 1997 between the Registrant and The First National Bank of Boston.

   ++++++4.03  -- Form of Rights Certificate representing Right to Purchase shares of Series A Participating Cumulative Preferred Stock.

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

       +10.20  -- Form of Software License Agreement.

 +++++++10.25  -- Source License and Exclusive Distributorship Agreement dated
                  February 26, 1998 between the Registrant and Knowledge Technologies International S.A.

 +++++++10.26  -- Transition Agreement dated February 26, 1998 between the
                  Registrant and Knowledge International S.A.

 +++++++10.27  -- Guarantee dated as of March 5, 1998 by Electra Investment
                  Trust, P.L.C.

      ++21.01  -- Subsidiaries of Registrant.

++++++++23.01  -- Consent of Coopers & Lybrand L.L.P.

++++++++27.00  -- Financial Data Schedule

---------

+ Previously filed as an Exhibit to the Registrant's Registration Statement No. 33-86550.

++ Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

++ Previously filed with the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

++++ Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

+++++ Previously filed with the Registrant's Definitive Proxy Statement dated July 26, 1996.

++++++ Previously filed as an exhibit to the Registrant's Registration Statement on Form 8-A filed on May 6, 1997.

+++++++ Previously filed with the Registrant's Definitive Proxy Statement date May 12, 1998.

++++++++ Filed herewith.

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


                             CONCENTRA CORPORATION

                             By: /s/ Alex N. Braverman
                                 ----------------------------------------------
                                 Alex N. Braverman
                                 Vice President,
                                 Chief Financial Officer and Treasurer
                                 (Principal Financial and Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


       Signature                          Title                       Date
       ---------                          -----                       ----


/s/ Lawrence W. Rosenfeld          Chairman of the Board of       June 22, 1998
------------------------------     Directors, President
Lawrence W. Rosenfeld              and Chief Executive
                                   Officer (Principal
                                   Executive Officer)


/s/ Alex N. Braverman              Vice President,                June 22, 1998
------------------------------     Chief Financial
Alex N. Braverman                  Officer and Treasurer
                                   (Principal Financial
                                   and Accounting Officer)



/s/ A. William Berkman, Jr.        Director                       June 22, 1998
------------------------------
A. William Berkman, Jr.



/s/ Vincenzo Cannatelli            Director                       June 22, 1998
------------------------------
Vincenzo Cannatelli



/s/ Stephen J. Cucchiaro           Director                       June 22, 1998
------------------------------
Stephen J. Cucchiaro



/s/ Alberto de Benedictis          Director                       June 22, 1998
------------------------------
Alberto de Benedictis



/s/ William E. Kelly               Director                       June 22, 1998
------------------------------
William E. Kelly