Form 10-Q
period 1998-06-30
CONCENTRA CORP
filed 1998-08-11
CIK 933091

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

                       For the quarter ended June 30, 1998
                               -------------------

                         Commission File Number 0-25498

                              CONCENTRA CORPORATION
             (Exact name of Registrant as specified in its charter)

                     Delaware                       04-2827026
           (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization       Identification No.)

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


As of August 7, 1998, there were issued and outstanding 6,087,394 shares of the Registrant's Common Stock.

================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                       For the quarter ended June 30, 1998

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION                                              Page

ITEM 1.  Condensed Consolidated Financial Statements:


          a)  Condensed Consolidated Balance Sheets as of June 30, 1998
               (unaudited) and March 31, 1998...............................   3


          b)  Condensed Consolidated Statements of Operations for the three-
               months ended June 30, 1998 and 1997 (unaudited)..............   4


          c)  Condensed Consolidated Statements of Cash Flows for the three-
               months ended June 30, 1998 and 1997 (unaudited)..............   5


          d)  Notes to Condensed Consolidated Financial
               Statements................................................... 6-9




ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................ 10-13


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings................................................    14

ITEM 4.  Submission of Matters to a Vote of Security Holders..............    14

ITEM 6.  Exhibits and Reports on Form 8-K.................................    14

Signature ................................................................    15

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                 June 30,        March 31,
                                                                ---------        ---------
                                ASSETS                             1998             1998
                                                               (Unaudited)
Current assets:
    Cash and cash equivalents                                    $  2,216        $  1,067
    Accounts receivable, net of allowance for doubtful
     accounts of $795                                               3,053           4,507
    Other current assets                                            2,747             959
                                                                 --------        --------
           Total current assets                                     8,016           6,533

Property and equipment, net                                         1,822           1,874
Capitalized software costs, net                                     1,394           1,986
Intangible assets, net                                                421             516
Other assets                                                          185             303
                                                                 --------        --------
           Total assets                                          $ 11,838        $ 11,212
                                                                 ========        ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                             $  2,510        $  3,481
    Accrued expenses                                                2,632           3,469
    Income tax payable                                                221             302
    Deferred revenue                                                1,577           2,714
    Current portion of capital lease obligations                      348             348
                                                                 --------        --------
      Total current liabilities                                     7,288          10,314

Capital lease obligations                                             401             473

Commitments and contingencies

Stockholders' equity:
    Preferred stock - $.01 par value; 4,000,000 shares
     authorized, no shares issued or outstanding                        -               -
    Common stock - $.00001 par value; 40,000,000 shares
     authorized, 6,094,022 and 6,093,806 shares issued and
     outstanding at June 30, 1998 and March 31, 1998,
     respectively                                                       -               -
    Additional paid-in capital                                     27,791          27,789
    Accumulated deficit                                           (23,343)        (27,002)
    Cumulative translation adjustment                                (299)           (362)
                                                                 --------        --------
      Total stockholders' equity                                    4,149             425
                                                                 --------        --------
           Total liabilities and stockholders' equity            $ 11,838        $ 11,212
                                                                 ========        ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                            Three Months Ended
                                                                 June 30,
                                                            1998         1997
                                                          --------     --------
Revenues:
    Software licenses                                     $    494     $    936
    Services                                                 1,631        2,251
    Software royalties from distributors                     7,700            -
    Related party software and services                          -          546
                                                          --------     --------
       Total revenues                                        9,825        3,733
Operating expenses:
    Cost of software licenses                                  308        1,000
    Cost of software royalties from distributors               232            -
    Cost of services                                         1,390        1,689
    Sales and marketing                                      3,138        4,063
    Research and development                                 1,292          908
    General and administrative                                 735          681
    Provision for bad debts                                      -          100
    Restructuring charge                                         -          283
                                                          --------     --------
       Total operating expenses                              7,095        8,724
Income (loss) from operations                                2,730       (4,991)
    Interest income                                              8           66
    Interest expense                                           (39)         (26)
    Other income                                               970           21
                                                          --------     --------
Income (loss) before income taxes                            3,669       (4,930)
Provision for income taxes                                      10           10
                                                          --------     --------
Net income (loss)                                         $  3,659     $ (4,940)
                                                          ========     ========

Net income (loss) per common share - basic                $   0.60     $  (0.90)
                                                          ========     ========
Weighted average number of common shares
     outstanding - basic                                     6,094        5,506
                                                          ========     ========

Net income (loss) per common share - diluted              $   0.59     $  (0.90)
                                                          ========     ========
Weighted average number of common shares
     outstanding - diluted                                   6,247        5,506
                                                          ========     ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                    Three Months Ended
                                                                         June 30,
                                                                   1998            1997
                                                                 --------        --------
Cash flows from operating activities:
    Net income (loss)                                            $  3,659        $ (4,940)
    Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                  604             658
       Foreign exchange loss (gain)                                    19             (98)
       Write off of intangible assets                                   -             372
       Provision for bad debt                                           -             100
       Valuation of marketable securities                               -              55
    Changes in operating assets and liabilities:
          Accounts receivable                                       1,461           7,461
          Other assets                                               (927)           (105)
          Accounts payable                                           (935)            (11)
          Accrued expenses                                           (900)           (609)
          Deferred revenue                                         (1,090)           (487)
          Income taxes payable                                        (81)            (30)
                                                                 --------        --------
             Net cash provided by operating activities              1,810           2,366
                                                                 --------        --------
Cash flows from investing activities:
    Capitalized software costs                                       (365)           (225)
    Purchase of property and equipment                               (196)           (175)
    Purchase of intangible assets                                       -            (102)
                                                                 --------        --------
             Net cash used in investing activities                   (561)           (502)
                                                                 --------        --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                              2              71
    Principal payments under capital lease obligations                (72)            (94)
                                                                 --------        --------
             Net cash used in financing activities                    (70)            (23)
                                                                 --------        --------
Effects of exchange rates on cash and cash equivalents                (30)             (8)
Net increase in cash and cash equivalents                           1,149           1,833
Cash and cash equivalents at beginning of period                    1,067           3,890
                                                                 --------        --------
Cash and cash equivalents at end of period                       $  2,216        $  5,723
                                                                 ========        ========

Supplemental disclosure of cash flow information:
    Interest paid                                                     $39             $26
    Income taxes paid                                                 $26             $40

Supplemental disclosure of non-cash investing and
     financing activities:
      Equipment acquired under capital lease obligations                -             $91

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.   BASIS OF PRESENTATION

     The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. Operating results for the three-month period ended June 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

     The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three-months ended June 30, 1998 and June 30, 1997, comprehensive income would have been $3,722,000 and $(4,899,000), respectively.

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective April 1, 1998. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     The Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), effective April 1, 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 supercedes SOP 91-1, Software Revenue Recognition, the AICPA's previous guidance on software revenue recognition.

     On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (2) the impact on currency exchange costs and currency exchange rate risk; and (3) the impact on existing contracts. At this stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

     Certain fiscal year 1998 balances have been reclassified to conform to fiscal year 1999 presentation.

B.   COMMITMENTS AND CONTINGENCIES

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. As a consequence of the Source License and Exclusive Distributorship Agreement, the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and Knowledge Technologies International ("the Distributor"), a new company formed by Electra Fleming Investment Trust, plc ("Electra Fleming"), a UK based investment management firm. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At June 30, 1998, the Company has used both the minimum first and second-year commitments of $250,000 and $500,000 and has $342,000 remaining to be used on the third-year commitment, which it expects to fully utilize by the end of Fiscal 1999. Accordingly, the Company has recorded this unused balance in prepaid assets.

C.   NET INCOME PER COMMON SHARE

     Basic earnings per share ("EPS") is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of the weighted-average number of common shares outstanding for the period plus the number of common shares issuable upon the assumed exercise of all dilutive securities, such as stock options. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations shown on the Condensed Consolidated Statements of Operations.

                                                      Three Months Ended
                                                           June 30,
                                                       1998        1997
                                                     --------    --------
              Basic  EPS:
                Numerator:
                    Net Income (loss)                $  3,659    $ (4,940)
                Denominator:
                    Common Shares Outstanding           6,094       5,506

                Basic EPS                            $   0.60    $  (0.90)
                                                     ========    ========

              Diluted EPS:
                Numerator:
                    Net Income (loss)                $  3,659    $ (4,940)
                Denominator:
                    Common Shares Outstanding           6,094       5,506
                    Common Stock Equivalents              153           -
                                                     --------    --------
                                                        6,247       5,506

                Diluted EPS:                         $   0.59    $  (0.90)
                                                     ========    ========

     Options to purchase 251,283 shares at June 30, 1998 were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three-month period ended June 30, 1998.

D.   THE SOURCE LICENSE AND EXCLUSIVE DISTRIBUTORSHIP AGREEMENT

     On June 1, 1998 the Company entered into a Source License and Exclusive Distributorship Agreement, ("the Agreement"), to license the ICAD System(R), a knowledge-based engineering software product, to Knowledge Technologies International ("the Distributor"), a new company formed by Electra Fleming Investment Trust, plc ("Electra Fleming"), a UK based investment management firm. The Agreement grants the Distributor an exclusive world-wide license to use the key software and intellectual property rights of the ICAD business and assigns to the Distributor certain assets and contracts relating to the ICAD business. Under the terms of the Agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of the closing of the Agreement, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been received and the related services have been performed. Electra Fleming has agreed to guarantee only the payment of the fixed royalty payments under the Agreement. For the three-month period ended June 30, 1998, the Company received $7.7 million in royalty payments from the Distributor.

E.   TRANSITION AGREEMENT

     Contemporaneous with the execution and delivery of the Agreement, the Company and the Distributor entered into a Transition Agreement. The Transition Agreement is designed to enable the Distributor to be operate with a minimum of disruption during the transition period and provides for the transfer of certain assets of the Company, including equipment, furniture and other agreed-upon items in connection with the operation of the ICAD business. The Transition Agreement also provides for the continuing provision of services by the Company to the Distributor on a short-term basis, including shared use of the Company's office facilities, networking and computing resources currently utilized by the ICAD business and corporate services, in return for payment of the appropriate allocated costs incurred. The Company will account for all payments received from the Distributor for shared occupancy of facilities and use of computing resources and corporate services as a reduction in the Company's expenses associated therewith. For the three-month period ended June 30, 1998, the Company received $1.0 million in payments from the Distributor related to the Transition Agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Management's Discussion and Analysis of Financial Condition and Results of Operations include certain forward-looking statements about the Company's business and new products, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The Company discusses such risks in detail in its Annual Report on Form 10-K for the year ended March 31, 1998.

RESULTS OF OPERATIONS

     TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 163% to $9.8 million for the three-month period ended June 30, 1998, from $3.7 million for the three-month period ended June 30, 1997. The increase was due to software royalties from Knowledge Technologies International ("the Distributor"), one of the Company's major distributors, in relation to the Source License and Exclusive Distributorship Agreement, ("the Agreement"), which the Company entered into on June 1, 1998.

     SOFTWARE LICENSES. Software license revenues decreased 47% to $0.5 million for the three-month period ended June 30, 1998, from $0.9 million for the three-month period ended June 30, 1997, and decreased as a percentage of revenues to 5% from 25%. The decreases were primarily due to the decrease in ICAD software license revenues as a result of the Agreement.

     SERVICES. Service revenues decreased 28% to $1.6 million for the three-month period ended June 30, 1998, from $2.3 million for the three-month period ended June 30, 1997, and decreased as a percentage of revenues to 17% from 60%. Service revenues are derived from customer support, consulting, and training services. The decreases were primarily due to lower consulting and maintenance revenues related to lower software license revenues.

     RELATED PARTY SOFTWARE AND SERVICES. There were no related party software and services revenues for the three-month period ended June 30, 1998. Revenues from related parties were $0.5 million for the three-month period ended June 30, 1997 and represented 15% of total revenues.

     SOFTWARE ROYALTIES FROM DISTRIBUTORS. Software royalties from distributors were $7.7 million for the three-month period ended June 30, 1998 and represented 78% of total revenues. There were no software royalties from distributors for the three-month period ended June 30, 1997.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third-party suppliers and software duplication and fulfillment costs, decreased 69% to $0.3 million for the three-month period ended June 30, 1998, from $1.0 million for the three-month period ended June 30, 1997, and decreased as a percentage of software license revenues to 62% from 107%. The dollar decrease for the three-month period ended June 30, 1998 was primarily due to lower amortization costs associated with intangible assets, due to the write-off of one large, ICAD related, intangible asset in the three-month period ended June 30, 1997.

     COST OF SOFTWARE ROYALTIES FROM DISTRIBUTORS. Cost of software royalties from distributors was $0.2 million for the three-month period ended June 30, 1998. There was no cost of software royalties from distributors for the three-month period ended June 30, 1997.

     COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, decreased 18% to $1.4 million for the three-month period ended June 30, 1998, from $1.7 million for the three-month period ended June 30, 1997, and increased as a percentage of service revenues to 85% from 75%. The dollar decrease for the three-month period ended June 30, 1998 was due primarily to the decrease in service revenues.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, decreased 23% to $3.1 million for the three-month period ended June 30, 1998, from $4.1 million for the three-month period ended June 30, 1997, and decreased as a percentage of revenues to 32% from 109%. The dollar decrease was primarily due to decreased commissions associated with decreased software license revenues and a decrease in salary-related expenses due to a decrease in sales and marketing headcount.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs increased 42% to $1.3 million for the three-month period ended June 30, 1998 from $0.9 million for the three-month period ended June 30, 1997, and decreased as a percentage of revenues to 13% from 24%. The dollar increase for the three-month period ended June 30, 1998 was primarily due to the addition of research and development costs associated with the Company's Loandata subsidiary.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, were $0.7 million for the three-month periods ended June 30, 1998 and 1997.

     BAD DEBT EXPENSE. There was no bad debt expense for the three-month period ended June 30, 1998. Bad debt expense for the three-month period ended June 30, 1997 was $0.1 million.

     RESTRUCTURING. There was no restructuring charge for the three-month period ended June 30, 1998. Restructuring charges for the three-month period ended June 30, 1997 were $0.3 million.

     INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three-month period ended June 30, 1998 was $8,000. Interest income for the three-month period ended June 30, 1997 was $66,000. The decrease was attributable to lower cash balances during the period.

     INTEREST EXPENSE. Interest expense for the three-month period ended June 30, 1998 was $39,000. Interest expense for the three-month period ended June 30, 1997 was $26,000.

     OTHER INCOME. Other income, for the three-month period ended June 30, 1998, was $1.0 million, compared with income of $21,000 for the three-month period ended June 30, 1997. During the three-month period ended June 30, 1998, the Company recorded other income related to expenses of the Company reimbursable under the Transition Agreement between the Company and the Distributor, ("the Transition Agreement"). A portion of the amount funded pertains to expenses incurred by the Company on behalf of the Distributor for the three-month period ended March 31, 1998.

     PROVISION FOR INCOME TAXES. The income tax provision for the three-month period ended June 30, 1998 and June 30, 1997, was $10,000 in each year, and relates to foreign taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1998, the Company had cash and cash equivalents of approximately $2.2 million.

     During the three-month period ended June 30, 1998, the Company recorded net income of $3.7 million and generated a net cash increase of $1.1 million. The Company's operating activities included a decrease in accounts receivable of $1.5 million, a decrease in other assets, accounts payable and accrued expenses of $0.9 million each, and a decrease in deferred revenue of $1.1 million. Investing activities included capitalized software costs of $0.4 million and the purchase of property and equipment for $0.2 million consisting primarily of computer equipment.

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 will be paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. As a consequence of the Agreement, the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and the Distributor, a new company formed by Electra Fleming Investment Trust, plc ("Electra Fleming"), a UK based investment management firm. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At June 30, 1998, the Company has used both the minimum first and second-year commitments of $250,000 and $500,000 and has $342,000 remaining to be used on the third-year commitment, which it expects to fully utilize by the end of Fiscal 1999. Accordingly, the Company has recorded this unused balance in prepaid assets.

     On June 1, 1998 the Company entered into a Source License and Exclusive Distributorship Agreement, ("the Agreement"), to license the ICAD System(R), a knowledge-based engineering software product, to the Distributor. The Agreement grants the Distributor an exclusive world-wide license to use the key software and intellectual property rights of the ICAD business and assigns to the Distributor certain assets and contracts relating to the ICAD business. Under the terms of the Agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of the closing of the Agreement, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been received and the related services have been performed. Electra Fleming has agreed to guarantee only the payment of the fixed royalty payments under the Agreement. For the three-month period ended June 30, 1998, the Company received $7.7 million in royalty payments from the Distributor.

     Contemporaneous with the execution and delivery of the Agreement, the Company and the Distributor entered into a Transition Agreement. The Transition Agreement is designed to enable the Distributor to be operate with a minimum of disruption during the transition period and provides for the transfer of certain assets of the Company, including equipment, furniture and other agreed-upon items in connection with the operation of the ICAD business. The Transition Agreement also provides for the continuing provision of services by the Company to the Distributor on a short-term basis, including shared use of the Company's office facilities, networking and computing resources currently utilized by the ICAD business and corporate services, in return for payment of the appropriate allocated costs incurred. The Company will account for all payments received from the Distributor for shared occupancy of facilities and use of computing resources and corporate services as a reduction in the Company's expenses associated therewith. For the three-month period ended June 30, 1998, the Company received $1.0 million in payments from the Distributor related to the Transition Agreement.

     The Company believes that existing sources of liquidity and anticipated funds from operations will satisfy the Company's working capital and capital expenditure requirements through the next 12 months. There can be no assurance that the Company's existing sources of liquidity will be adequate to fund the future capital needs of the Company.

PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On June 12, 1998, the Company entered into a settlement agreement with one of the Company's software customers related to a sale made in fiscal 1996. The agreement called for the Company to pay the customer a settlement amount of $450,000. The Company reserved for this liability during the fourth quarter of Fiscal 1998.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On June 1, 1998 the Company held a special meeting of stockholders and approved the licensing of the software and intellectual property rights of the Company's ICAD business to Knowledge Technologies ("the Distributor") pursuant to a Source License and Exclusive Distributorship Agreement and a Transition Agreement. Under the terms of the agreements, the Company will receive royalty payments totaling $18.7 million over the next two years, of which $8.2 million was paid in June 1998. The Company is also entitled to receive variable royalty payments through March 31, 2001 if the Distributor meets certain milestones.

     The following votes were tabulated on the aforementioned proposal:

                      Number of Shares

         For                4,060,405
         Against               27,650
         Abstain                7,850
         Broker non-votes           0

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  There were no reports filed on Form 8-K during the period.

(b)  Exhibits

        +3.01  Restated Certificate of Incorporation of the Registrant, as
               amended to date.
        +3.02  Restated By-Laws of the Registrant.
       ++3.03  Certificate of Designations.
        +4.01 Specimen Stock Certificate for Common Stock, $.00001 par value. ++4.02 Rights Agreement dated as of April 24, 1997, between the
               Registrant and  The First National Bank of Boston, as Rights
               Agent.
       ++4.03  Form of Right Certificate.
     +++10.28  Amendment to Loandata LLC Operating Agreement
       +++27   Financial Data Schedule.


--------------------------------------------------------------------------------

          +   Previously filed as an Exhibit to the Registrant's Registration
              Statement No. 33-86550.
         ++   Previously filed as an Exhibit to the Registrant's Form 8-K dated
              April 24, 1997.
        +++   Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONCENTRA CORPORATION

Date: August 11, 1998

                               By:  /s/  Alex Braverman
                                    -------------------
                               Alex Braverman
                               Vice President,
                               Chief Financial Officer and Treasurer
                               (Principal Financial and Accounting Officer)