Form 10-Q
period 1998-09-30
CONCENTRA CORP
filed 1998-11-02
CIK 933091

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

                    For the quarter ended September 30, 1998
                               -------------------

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

As of October 28, 1998, there were issued and outstanding 6,103,944 shares of the Registrant's Common Stock.
================================================================================

                              CONCENTRA CORPORATION

                                    FORM 10-Q

                    For the quarter ended September 30, 1998

                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION                                            Page
ITEM 1.    Condensed Consolidated Financial Statements:

           a)  Condensed Consolidated Balance Sheets as of September 30,
               1998 (unaudited) and March 31, 1998...........................  3

           b)  Condensed Consolidated Statements of Operations for the three and six-months ended September 30, 1998 and 1997 (unaudited)..  4

           c)  Condensed Consolidated Statements of Cash Flows for the six-
               months ended September 30, 1998 and 1997 (unaudited)..........  5

           d)  Notes to Condensed Consolidated Financial Statements..........  6



ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................. 10


PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security Holders............... 19

ITEM 6.    Exhibits and Reports on Form 8-K.................................. 20

           Signatures........................................................ 21

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

                                                                              September 30,       March 31,
                                                                                  1998              1998
                                                                               -----------       -----------
                                        ASSETS                                 (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $ 2,502           $ 1,067
     Accounts receivable, net of allowance for doubtful accounts of
     $780 and $795, respectively                                                     3,315             4,507
     Other current assets                                                            2,009               959
                                                                               -----------       -----------
           Total current assets                                                      7,826             6,533

Property and equipment, net                                                          1,678             1,874
Capitalized software costs, net                                                      1,410             1,986
Intangible assets, net                                                                 326               516
Other assets                                                                            96               303
                                                                               ===========       ===========
             Total assets                                                          $11,336           $11,212
                                                                               ===========       ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                              $ 1,786           $ 3,481
     Accrued expenses                                                                2,764             3,469
     Income tax payable                                                                225               302
     Deferred revenue                                                                1,497             2,714
     Current portion of capital lease obligations                                      348               348
                                                                               -----------       -----------
        Total current liabilities                                                    6,620            10,314

Capital lease obligations                                                              327               473

Commitments and contingencies                                                            -                 -

Stockholders' equity:
     Preferred stock - $.01 par value; 4,000,000 shares authorized,
          no shares issued or outstanding                                                -                 -
     Common stock - $.00001 par value;  40,000,000 shares authorized,
          6,103,944 and 6,093,806 shares issued and outstanding at
          September 30, 1998 and March 31, 1998, respectively                            -                 -
       Additional paid-in capital                                                   27,844            27,789
     Accumulated deficit                                                           (23,175)          (27,002)
     Cumulative translation adjustment                                                (280)             (362)
                                                                               -----------       -----------
        Total stockholders' equity                                                   4,389               425
                                                                               -----------       -----------
             Total liabilities and stockholders' equity                            $11,336           $11,212
                                                                               ===========       ===========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

                                                         Three Months Ended                  Six Months Ended
                                                            September 30,                      September 30,
                                                       1998            1997               1998            1997
                                                      --------        --------           --------        --------
Revenues:
     Software licenses                                $    473        $  1,968           $    967        $  2,902
     Services                                            1,804           2,910              3,435           5,163
     Software royalties from distributors                3,717               -             11,417               -
     Related party software and services                     -             100                  -             646
                                                      --------        --------           --------        --------
         Total revenues                                  5,994           4,978             15,819           8,711
Operating expenses:
     Cost of software licenses                             320             428                628           1,428
     Cost of services                                    1,278             472              2,668           2,161
     Cost of software royalties from distributors          242               -                474               -
     Sales and marketing                                 2,070           2,542              5,080           6,605
     Research and development                            1,228             780              2,521           1,688
     General and administrative                            676             590              1,411           1,371
     Restructuring charge                                    -               -                  -             283
                                                      --------        --------           --------        --------
         Total operating expenses                        5,814           4,812             12,782          13,536
Income (loss) from operations                              180             166              3,037          (4,825)
     Interest income                                        43              54                 51             120
     Interest expense                                      (19)            (26)               (58)            (52)
     Other (expense) income                                 (4)            (61)               837              10
     Loss on investment                                      -            (527)                 -            (577)
                                                      --------        --------           --------        --------
Income (loss) before income taxes                          200            (394)             3,867          (5,324)
Provision for income taxes                                  30              10                 40              20
                                                      ========        ========           ========        ========
Net income (loss)                                     $    170        $   (404)          $  3,827        $ (5,344)
                                                      ========        ========           ========        ========

Net income (loss) per common share - basic            $   0.03        $  (0.07)          $   0.63        $  (0.97)
                                                      ========        ========           ========        ========
Weighted average number of common shares
     outstanding - basic                                 6,088           5,545              6,087           5,526
                                                      ========        ========           ========        ========

Net Income (loss) per common share - diluted             $0.03          $(0.07)            $ 0.63         $ (0.97)
                                                      ========        ========           ========        ========
Weighted average number of common shares
     outstanding - diluted                               6,097           5,545              6,108           5,526
                                                      ========        ========           ========        ========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

CONCENTRA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

                                                                                      Six Months Ended
                                                                                        September 30,
                                                                                   1998               1997
                                                                                 --------           --------
Cash flows from operating activities:
   Net income (loss)                                                             $  3,827           $ (5,344)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization                                               1,151              1,251
        Foreign exchange loss                                                          14                  3
        Reclass of ICAD Capitalized Software Costs                                    649                  -
        Write off of intangible assets                                                  -                372
        Provision for bad debt                                                          -                100
        Loss on sale of marketable securities                                           -                 14
        Write down of other asset                                                       -                 82
Changes in operating assets and liabilities:
        Accounts receivable                                                         1,268              6,964
        Other assets                                                                 (982)                66
        Accounts payable                                                           (1,668)              (566)
        Accrued expenses                                                             (782)            (1,393)
        Deferred revenue                                                           (1,185)              (403)
        Income taxes payable                                                          (77)               (20)
                                                                                 --------           --------
            Net cash provided by operating activities                               2,215              1,126
Cash flows from investing activities:
   Purchase of property and equipment                                                (205)               (93)
   Capitalized software costs                                                        (450)              (475)
   Purchase of intangible assets                                                        -               (102)
   Proceeds from sale of marketable securities                                          -                189
                                                                                 --------           --------
            Net cash used in investing activities                                    (655)              (481)
Cash flows from financing activities:
   Proceeds from issuance of common stock, net of issuance cost                        55                 60
   Proceeds from exercise of stock options                                              -                174
   Principal payments under capital lease obligations                                (146)              (174)
                                                                                 --------           --------
            Net cash (used in) provided by financing activities                       (91)                60
Effects of exchange rates on cash and cash equivalents                                (34)              (106)
Net increase in cash and cash equivalents                                           1,435                599
Cash and cash equivalents at beginning of year                                      1,067              3,890
                                                                                 ========           ========
Cash and cash equivalents at end of period                                       $  2,502           $  4,489
                                                                                 ========           ========

Supplemental disclosure of cash flow information:
   Interest paid                                                                      $57                $52
   Income taxes paid                                                                  $51                $40
Supplemental disclosure of non-cash investing and financing activities:
  Equipment acquired under capital lease obligations                                    -               $104

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the condensed consolidated financial statements.

                              CONCENTRA CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


A.  BASIS OF PRESENTATION

    The condensed consolidated financial statements include the accounts of Concentra Corporation (the "Company") and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to present such information fairly. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to Securities and Exchange Commission rules and regulations. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended
March 31, 1998. Operating results for the three and six-month periods ended September 30, 1998 may not necessarily be indicative of the results to be expected for any other interim period or for the full year.

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

    The Company adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income," effective April 1, 1998. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Company's only item of other comprehensive income relates to foreign currency translation adjustments, and is presented separately on the balance sheet as required. If presented on the statement of operations for the three and six-months ended September 30, 1998 and September 30, 1997, comprehensive income (loss) would have been $189,000 and $3,909,000 for the fiscal 1999 periods and $(493,000) and $(5,392,000) for the fiscal 1998 periods.

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), effective April 1, 1998. SFAS 131 does not need to be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. SFAS 131 establishes standards for the way that public business enterprises report selected information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company will make the necessary disclosures in conjunction with the filing of their annual 10-K for the year ended March 31, 1999.

    The Company adopted Statement of Position No. 97-2, "Software Revenue Recognition" ("SOP 97-2"), effective April 1, 1998. SOP 97-2 provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2 supercedes SOP 91-1, Software Revenue Recognition, the AICPA's previous guidance on software revenue recognition.

    On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company is assessing the potential impact from the euro conversion in a number of areas, including the following: (1) the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; (2) the impact on currency exchange costs and currency exchange rate risk; and (3) the impact on existing contracts. At this stage of its assessment, the Company cannot predict the anticipated impact of the euro conversion on the Company's financial position or results of operations. The Company does not expect the euro conversion to have a material impact on the Company's financial position or results of operations.

     Certain fiscal year 1998 balances have been reclassified to conform to fiscal year 1999 presentation.

B.   COMMITMENTS AND CONTINGENCIES

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 is paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. As a consequence of the Source License and Exclusive Distributorship Agreement (see Note E), the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and Knowledge Technologies International ("the Distributor"), a new company formed by Electra Fleming Investment Trust, plc ("Electra Fleming"), a UK based investment management firm. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that based on current forecasts,the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At September 30, 1998, the Company has used both the minimum first and second-year commitments of $250,000 and $500,000 and has $243,000 remaining to be used on the third-year commitment. Accordingly, the Company has recorded this unused balance in prepaid assets.

C.   INVESTMENT IN LOANDATA, INC.

     On December 24, 1997 the Company entered into an agreement to acquire a 53.4% majority interest in a newly-created limited liability company which is the successor to the business of Loandata. Loandata contributed all of its assets, including its proprietary technology, to the newly-established subsidiary of the Company, in exchange for a minority interest in the subsidiary. As a consequence of this transaction, the Company consolidated 100% of Loandata in its consolidated balance sheet as of September 30, 1998 and in its consolidated statement of operations for the period from December 24, 1997 to September 30, 1998. Prior to December 24, 1997, the Company used the equity method of accounting.

D.   NET INCOME PER COMMON SHARE

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

                                           Three Months Ended             Six Months Ended
                                              September 30,                 September 30,
                                          1998           1997           1998           1997
                                        --------       --------       --------       --------
Basic EPS:
  Numerator:
    Net Income (Loss)                   $    170       $   (404)      $  3,827       $ (5,344)
  Denominator:
    Common Shares Outstanding              6,088          5,545          6,087          5,526

  Basic EPS                             $   0.03       $  (0.07)      $   0.63       $  (0.97)
                                        ========       ========       ========       ========

Diluted EPS:
  Numerator:
    Net Income (Loss)                   $    170       $   (404)      $  3,827       $ (5,344)
  Denominator:
    Common Shares Outstanding              6,088          5,545          6,087          5,526
    Common Stock Equivalents                   9              -             21              -
                                        --------       --------       --------       --------
                                           6,097          5,545          6,108          5,526

  Diluted EPS:                          $   0.03       $  (0.07)      $   0.63       $  (0.97)
                                        ========       ========       ========       ========

     Options to purchase 1,289,091 and 281,377 shares for the three and six-month periods ended September 30, 1998 were excluded from the calculation of diluted earnings per share because the exercise prices of those options exceeded the average market price of common stock for the three and six-month periods ended September 30, 1998.

E.   THE SOURCE LICENSE AND EXCLUSIVE DISTRIBUTORSHIP AGREEMENT

     On June 1, 1998 the Company entered into a Source License and Exclusive Distributorship Agreement, ("the Agreement"), to license the ICAD System(R), a knowledge-based engineering software product, to Knowledge Technologies International ("the Distributor"), a new company formed by Electra Fleming Investment Trust, plc ("Electra Fleming"), a UK based investment management firm. The Agreement grants the Distributor an exclusive worldwide license to use the key software and intellectual property rights of the ICAD business and assigns to the Distributor certain assets and contracts relating to the ICAD business. Under the terms of the Agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000 and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of the closing of the Agreement, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments have been received and the related services have been performed. Electra Fleming has agreed to guarantee only the payment of the fixed royalty payments under the Agreement. For the three and six-month periods ended September 30, 1998, the Company received $3.7 and $11.4 million, respectively, in royalty payments from the Distributor.

F.   TRANSITION AGREEMENT

     Contemporaneous with the execution and delivery of the Agreement, the Company and the Distributor entered into a Transition Agreement. The Transition Agreement is designed to enable the Distributor to operate with a minimum of disruption during the transition period and provides for the transfer of certain assets of the Company, including equipment, furniture and other agreed-upon items in connection with the operation of the ICAD business. The Transition Agreement also provides for the continuing provision of services by the Company to the Distributor on a short-term basis, including shared use of the Company's office facilities, networking and computing resources currently utilized by the ICAD business and corporate services, in return for payment of the appropriate allocated costs incurred. The Company will account for all payments received from the Distributor for shared occupancy of facilities and use of computing resources and corporate services as a reduction in the Company's expenses associated therewith.

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

RISK FACTORS

     DEPENDENCE ON PRINCIPAL PRODUCTS. With the approval of the Source License and Exclusive Distributorship Agreement, ("the Agreement"), which the company entered into on June 1, 1998, with Knowledge Technologies International, ("the Distributor") by the Company's shareholders, thereby licensing the ICAD products from the Company's group of products, the risks associated with the Company's current reliance on the Sales Force Automation core group of products and Loandata have been exacerbated. As a result, any factor adversely affecting sales of the Company's Sales Force Automation products would have a material adverse effect on the Company. The Company's future financial performance will depend in significant part upon the successful development, introduction and customer acceptance of new or enhanced versions of the Sales Force Automation products and other products. There can be no assurance that the Company will be successful in marketing SellingPoint and related products or any new or enhanced products the Company may develop in the future, including Loandata. In addition, competitive pressures or other factors may result in price erosion that could have a material adverse effect on the Company's results of operation.

    BROADER MARKET ACCEPTANCE. Broader market acceptance of the Company's products is critical to the Company's future success. The Company believes that broader market acceptance of its products will depend on a number of factors including: product functionality, product reliability, price and performance characteristics, ease of use and the displacement of existing design approaches. For many potential customers, the methodology represented in the Company's products generally represents a new approach to the sales process. As a result, a decision by a customer to purchase the Company's products often involves a significant evaluation period. Failure or material delay of the Company's products to achieve broader market acceptance would have a material adverse effect on the Company's business and financial results. In addition, any factor adversely affecting the overall Sales Force Automation software market could have a material adverse effect on the Company's business and financial results.

    HISTORY OF LOSSES. Although the Company has been profitable for the fiscal years ended March 31, 1995 and 1996, the Company has experienced net losses in the fiscal years ended March 31, 1998 and 1997. As a result, as of September 30, 1998, the Company had an accumulated deficit (including acquisition-related expenses) of approximately $23.2 million. Although the guaranteed royalty payments to the Company under the Agreement with the Distributor will partially offset the loss of revenue from direct sales of the ICAD product, there can be no assurance that the Company will be able to generate revenue from the Sales Force Automation Business and other sources in amounts sufficient to replace the ICAD revenues as they taper off during the period of the guaranteed fixed royalties. Furthermore, there can be no assurances that, even if the future loss of ICAD revenue is fully offset by increases in Sales Force Automation revenue, the Company will achieve or sustain profitability in future periods.

     NEED FOR ADDITIONAL LIQUIDITY. The Company expects to devote substantially the entire proceeds from the Agreement to finance its continuing operations. The Company's strategy for growth of the Sales Force Automation Business may require significant additional resources and, in light of the Company's recent losses and the current unavailability of institutional lines of credit, there can be no certainty that adequate funding will be available from other sources to sustain operation or growth of the Company's business after termination of the guaranteed royalty payments. The revenue derived from royalties under the Agreement may prove to be less than the aggregate revenues the Company would have been able to earn from continued operation of the ICAD Business.

      CONCENTRATION OF CUSTOMERS. Historically, a significant portion of the Company's revenues in any particular period has been attributable to sales to a limited number of customers. This concentration of customers can cause the Company's revenues and earnings to fluctuate from quarter to quarter, based on major customers' requirements and the timing of their orders. Although the Company believes that, with the expansion of the Sales Force Automation Business, its reliance on a small number of significant customers will be reduced, there can be no assurances that the Company will be able to expand its customer base. Furthermore, during the period of fixed royalties under the Agreement, the Company expects to receive a substantial part of its revenue from the Distributor. There can be no assurances that any of the Company's major Sales Force Automation customers will continue to purchase products and services in amounts similar to previous years. The loss of business from one or more of these customers may have a material adverse impact on the Company.

     POTENTIAL FOR LOSSES IN REMAINING BUSINESS. With the consummation of the Agreement, the Company now has two principal operating components, SellingPoint and Loandata, which are smaller, less mature businesses and are currently in a development stage and operating at a loss. Depending on the growth and performance of SellingPoint and Loandata, the Company could continue to be faced with operating losses in future periods.

     UNCERTAINTY OF VARIABLE ROYALTY PAYMENTS. If the Distributor does not perform to certain minimum revenue targets over the period in which the Company would be due incremental payments for the strong performance of the Distributor, the variable portion of the royalty payments will not be paid. The Agreement includes certain variable royalty payments based upon the operation of the ICAD Business by the Distributor. (See "Liquidity and Capital Resources"). There can be no assurance that the Distributor will successfully operate the ICAD Business or that any variable royalty payments will become due as a result. In addition, the variable royalty payments under the Agreement are not guaranteed by the Guarantor or any other party.

     ABSENCE OF SECURITY FOR FUTURE PAYMENTS. Although Electra Investment Trust, plc is guaranteeing the fixed royalty payments under the Agreement, the guarantee is unsecured. If the Distributor and Electra Investment Trust, plc encounter financial difficulties, there can be no assurance that all royalty payments will be paid.

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

    MANAGEMENT OF GROWTH. The Company's business has grown significantly over the past several years as a result of both internal growth and business and product acquisitions. The Company may make additional acquisitions in the future. Managing this growth and integrating acquired products and businesses require a significant amount of management time and skill. There can be no assurance that the Company will be effective in managing its future growth or in assimilating acquisitions, or that any failure to manage growth or assimilate an acquisition will not have a material adverse effect on the Company's business, operating results or financial condition.

    YEAR 2000 COMPLIANCE.
    BACKGROUND. The Company recognizes that it must ensure that its products and operations will not be adversely impacted by year 2000 software failures (the "Year 2000 Problem") which can arise in time-sensitive software applications which utilize a field of two digits to define the applicable year. In such applications, a date using "00" as the year may be recognized as the year 1900 rather than the year 2000.
    ASSESSMENT. The Year 2000 Problem could affect computers, software and other equipment used, operated or maintained by the Company. Accordingly, the Company is reviewing its internal computer programs and systems to ensure they will be Year 2000 compliant. The Company presently believes that its computer systems will be Year 2000 compliant in a timely manner. However, while the estimated cost of these efforts are not expected to be material to the Company's financial position or any year's results of operations, there can be no assurance to this effect.
    SOFTWARE SOLD TO CONSUMERS. The Company believes that is has substantially identified and resolved all potential Year 2000 Problems with any of the software products which it develops and markets. However, management also believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company's software products have been identified or corrected due to complexity of these products and the fact that these products interact with other third party vendor products and operate on computer systems which are not under the Company's control.

    SYSTEMS OTHER THAN INFORMATION TECHNOLOGY SYSTEMS. In addition to computers and related systems, the operation of office and facilities equipment, such as fax machines, photocopiers, telephone switches, security systems, elevators, and other common devices may be affected by the Year 2000 Problem. The Company is currently assessing the potential effect of, and costs of remediating, the Year 2000 Problem on its office and facilities equipment.
    SUPPLIERS. The Company leases most of its computer equipment and other office equipment. The Company has numerous third party suppliers of computers, software and other equipment used, operated, or maintained by the Company. The Company has limited or no control over the actions of these third party suppliers. Thus, while the Company expects that it will be able to resolve any significant Year 2000 Problems with these systems, there can be no assurance that these suppliers will resolve any or all Year 2000 Problems with these systems before the occurrence of a material disruption to the business of the Company or any of its customers. Any failure of these third parties to resolve Year 2000 Problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition and results of operation.
    MOST LIKELY CONSEQUENCES OF YEAR 2000 PROBLEMS. The Company expects to identify and resolve all Year 2000 Problems that could materially affect its business operations. However, management believes that it is not possible to determine with complete certainty that all Year 2000 Problems affecting the Company have been identified or corrected. The number of devices that could be affected and the interactions among these devices are simply too numerous. In addition, the Company cannot accurately predict how many Year 2000 Problem-related failures will occur or the severity, duration or financial consequences of these perhaps inevitable and unforeseen failures. As a result, management expects that the Company could likely suffer the following consequences:
    1. a significant number of operational inconveniences and inefficiencies for the Company and its clients that may divert management's time and attention, and financial and human resources from its ordinary business activities; and
     2. a lesser number of serious system failures that may require significant efforts by the Company or its clients to prevent or alleviate material business disruptions.
Based on the activities described above, the Company does not believe that the Year 2000 Problem will have a material adverse effect on the Company's business or results of operations.
    DISCLAIMER. The discussion of the Company's efforts, and management's expectations, relating to Year 2000 compliance are forward-looking statements. The Company's ability to achieve Year 2000 compliance and the level of incremental costs associated therewith could be adversely impacted by, among other things, the availability and cost of programming and testing resources, vendors' abilities to modify proprietary software and unanticipated problems identified in the ongoing compliance review.

    INTERNATIONAL OPERATIONS. The Company's international revenues were $5.2 million, $12.0 million and $7.7 million in the fiscal years ended 1998, 1997 and 1996 respectively, representing 37.7%, 50.0% and 37.3%, respectively, of the Company's revenues in such years. Although the Company expects that international revenues will fluctuate from period to period, it expects such revenues to account for a significant percentage of its revenues in the future. The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations, difficulties in managing distributors, difficulties in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas and unexpected regulatory, economic or political changes in international markets. There can be no assurance that these factors will not adversely affect the Company's international revenues or its overall financial performance

RESULTS OF OPERATIONS

    TOTAL REVENUES. Substantially all of the Company's revenues are derived from the licensing of software products and the performance of related services. The Company's total revenues increased 20% to $6.0 million for the three-month period ended September 30, 1998, from $5.0 million for the three-month period ended September 30, 1997. The Company's total revenues increased 82% to $15.8 million for the six-month period ended September 30, 1998, from $8.7 million for the six-month period ended September 30, 1997. These increases were due primarily to software royalties from the Distributor pursuant to the Agreement.

     SOFTWARE LICENSES. Software license revenues decreased 76% to $.5 million for the three-month period ended September 30, 1998, from $2.0 million for the three-month period ended September 30, 1997, and decreased as a percentage of revenues to 8% from 40%. Software license revenues decreased 67% to $1.0 million for the six-month period ended September 30, 1998, from $2.9 million for the six-month period ended September 30, 1997, and decreased as a percentage of revenues to 6% from 33%. The decreases were primarily due to the decrease in ICAD software license revenues as a result of the Agreement.

     SERVICES.   Service  revenues   decreased  38%  to  $1.8  million  for  the
three-month period ended September 30, 1998, from $2.9 million for the three-month period ended September 30, 1997, and decreased as a percentage of revenues to 30% from 58%. Service revenues decreased 33% to $3.4 million for the six-month period ended September 30, 1998, from $5.2 million for the six-month period ended September 30, 1997, and decreased as a percentage of revenues to 22% from 59%. Service revenues are derived from customer support, consulting, and training services. The decreases were primarily due to lower ICAD maintenance revenues as a result of the Agreement.

     SOFTWARE ROYALTIES FROM DISTRIBUTORS. Software royalties from distributors, for the three and six-month periods ended September 30, 1998, were $3.7 million and $11.4 million, and represented 62% and 72% of total revenues, respectively. There were no software royalties from distributors for the three and six-month periods ended September 30, 1997. The majority of the royalty revenue for the three and six-month periods ended September 30, 1998 were a result of the Agreement

    RELATED PARTY SOFTWARE AND SERVICES. There were no related party software and services revenue for the three and six-month periods ended September 30, 1998. Revenues from related parties for the three and six-month periods ended September 30, 1997 were $0.1 million and $0.6 million, and represented 2% and 7% of total revenues, respectively.

     COST OF SOFTWARE LICENSES. Cost of software licenses, consisting of the amortization of capitalized software, license fees to third-party suppliers and software duplication and fulfillment costs, decreased 25% to $0.3 million for the three-month period ended September 30, 1998, from $0.4 million for the three-month period ended September 30, 1997, and increased as a percentage of software revenues to 68% from 22%. Cost of software licenses decreased 56% to $0.6 million for the six-month period ended September 30, 1998, from $1.4 million for the six-month period ended September 30, 1997, and increased as a percentage of software revenues to 65% from 49%. The dollar decrease for the three-month period ended September 30, 1998 was primarily due to lower software license revenues. The dollar decrease for the six-month period ended September 30, 1998 was due to lower software license revenues and amortization costs associated with intangible assets, due to the write-off of one large, ICAD-related intangible asset in the six-month period ended September 30, 1997.

    COST OF SERVICES. Cost of services, consisting primarily of personnel costs for customer support, training and applications consulting, increased 171% to $1.3 million for the three-month period ended September 30, 1998, from $0.5 million for the three-month period ended September 30, 1997, and increased as a percentage of service revenues to 71% from 16%. Cost of services increased 23% to $2.7 million for the six-month period ended September 30, 1998, from $2.2 million for the six-month period ended September 30, 1997, and increased as a percentage of service revenues to 78% from 42%. The dollar increase for the three and six-month periods ended September 30, 1998 was due primarily to higher employee-related and consulting expenses, associated with a higher mix of consulting services rendered during the current period, which historically have low margins.

    COST OF SOFTWARE ROYALTIES FROM DISTRIBUTORS. Cost of software royalties from distributors was $0.2 million and $0.5 million for the three and six-month periods ended September 30, 1998, respectively. There was no cost of software royalties from distributors for the three and six-month periods ended September 30, 1997.

     SALES AND MARKETING. Sales and marketing expenses, which include distribution, pre-sales support and marketing costs, decreased 19% to $2.0 million for the three-month period ended September 30, 1998, from $2.5 million for the three-month period ended September 30, 1997, and decreased as a percentage of revenues to 35% from 51%. The decreases were primarily due to decreased commissions associated with decreased revenues and lower marketing expenses in the current three-month period ended September 30, 1998. Sales and marketing expenses decreased 23% to $5.1 million for the six-month period ended September 30, 1998, from $6.6 million for the six-month period ended September 30, 1997. As a percentage of revenues, sales and marketing expenses decreased to 32% for the six-month period ended September 30, 1998, compared to 76% for the six-month period ended September 30, 1997. These decreases for the six-month period ended September 30, 1998 were primarily due to decreased commissions associated with decreased software license revenues as well as lower levels of marketing costs.

     RESEARCH AND DEVELOPMENT. Research and development expenses, consisting primarily of employee salaries and benefits and development costs, increased 57% to $1.2 million for the three-month period ended September 30, 1998, from $0.8 million for the three-month period ended September 30, 1997, and increased as a percentage of revenues to 20% from 16%. Research and development expenses increased 49% to $2.5 million for the six-month period ended September 30, 1998, from $1.7 million for the six-month period ended September 30, 1997, and decreased as a percentage of revenues to 16% from 19%. The dollar increase for the three and six-month periods ended September 30, 1998 was primarily due to research and development costs associated with the Company's Loandata subsidiary.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses, consisting primarily of expenses associated with the finance, human resources and administrative departments, increased 15% to $0.7 million for the three-month period ended September 30, 1998, from $0.6 million for the three-month period ended September 30, 1997, and decreased as a percentage of revenues to 11% from 12%. General and administrative expenses increased 3% to $1.4 million for the six-month period ended September 30, 1998, from $1.4 million for the six-month period ended September 30, 1998, and decreased as a percentage of revenues to 9% from 16%. The increases were primarily due to higher employee-related expenses in the three and six-month periods ended September 30, 1998.

    RESTRUCTURING. There were no restructuring charges for the three and six-month periods ended September 30, 1998, nor the three-month period ended September 30, 1997. Restructuring charges for the six-month period ended September 30, 1997 were $0.3 million.

    INTEREST INCOME. Interest income, consisting of interest from cash and cash equivalents, for the three and six-month periods ended September 30, 1998 was $43,000 and $51,000, respectively. Interest income for the three and six-month periods ended September 30, 1997 was $54,000 and $120,000, respectively. The decreases in both periods, as compared to the same periods of the prior year, were due to lower cash balances in each of the respective periods.

    INTEREST EXPENSE. Interest expense for the three and six-month periods ended September 30, 1998 was $19,000 and $58,000, respectively. Interest expense for the three and six-month periods ended September 30, 1997 was $26,000 and $52,000, respectively.

     OTHER (EXPENSE) INCOME. Other (expense) income, consisting primarily of foreign exchange gains (losses) on intercompany transactions for the three-month period ended September 30, 1998 was and expense of $4,000, compared with expense of $588,000 for the three-month period ended September 30, 1997. Other income for the six-month period ended September 30, 1998 was income of $837,000, compared with expense of $567,000 for the six-month period ended September 30, 1997. During the three and six-month periods ended September 30, 1998, the Company recorded other income related to expenses of the Company reimbursable under the Transition Agreement between the Company and the Distributor ("the Transition Agreement").

     LOSS ON INVESTMENT. There was no loss on investment for the three and six-month periods ended September 30, 1998. Loss on investment for the three and six-month periods ended September 30, 1997 was $0.5 and $0.6 million, respectively, and relates to the change from equity method to consolidation accounting for Loandata.

     PROVISION FOR INCOME TAXES. The income tax provision for the three and six-month periods ended September 30, 1998, was $30,000 and $40,000, respectively. The income tax provision for the three and six-month periods ended September 30, 1997, was $10,000 and $20,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company held cash and cash equivalents of approximately $2.5 million.

        During the six-month period ended September 30, 1998, the Company recorded net income of $3.8 million and generated a net cash increase of $1.4 million. The Company's operating activities included a decrease in accounts receivable of $1.3 million, an increase in other assets of $1.0 million, a decrease in accounts payable and accrued expenses of $2.5 million, and a decrease in deferred revenue of $1.2 million. Investing activities included capitalized software costs of $0.5 million and capital expenditures of $0.2 million.

     During fiscal 1996, the Company entered into a $5,000,000 five-year applications consulting services contract with a significant customer of the Company. The five-year applications consulting services contract contains volume pricing discounts subject to adjustments for increased costs. The Company has a minimum commitment of $2,500,000 for outside applications services to be used by the Company over a five-year period. The minimum commitment of $2,500,000 is paid in five yearly payments commencing December 31, 1996. These yearly payments are $250,000, $500,000, $550,000, $600,000 and $600,000 for the five calendar years beginning December 31, 1996, respectively. As a consequence of the Agreement, the payment of the minimum commitment fee for the last three years of the contract will be shared equally between the Company and the Distributor. The Company's policy is to recognize the consulting service expenses as the expenses are incurred. The Company believes that, based on current forecasts, the minimum payment accruals will be utilized. However, given the significant sales fluctuations which may occur in any given period, it is possible that the minimum commitment would not be met, thus requiring the Company to record a charge in excess of the services utilized. At September 30, 1998, the Company has used both the minimum first and second-year commitments of $250,000 and $500,000 and has $243,000 remaining to be used on the third-year commitment. Accordingly, the Company has recorded this unused balance in prepaid assets.

     On June 1, 1998 the Company entered into a Source License and Exclusive Distributorship Agreement, ("the Agreement"), to license the ICAD System(R), a knowledge-based engineering software product, to the Distributor. The Agreement grants the Distributor an exclusive worldwide license to use the key software and intellectual property rights of the ICAD business and assigns to the Distributor certain assets and contracts relating to the ICAD business. Under the terms of the Agreement, the Distributor has agreed to pay the Company fixed and variable royalties consisting of (a) eight fixed quarterly royalty installments, totaling $18.7 million, and (b) a variable royalty in 1999, 2000, and 2001 equal to 10% of the amount by which gross revenues of the Distributor related to the licensed software, calculated on a cumulative basis from the date of the closing of the Agreement, exceed $17.5 million for the year ending March 31, 1999, $35.0 million for the two-year period ending March 31, 2000 and $52.5 million for the three-year period ending March 31, 2001, in each case less the aggregate variable royalties paid in respect of prior periods. The Company will record revenue in the period in which the payments are received and the related services have been performed. Electra Fleming has agreed to guarantee only the payment of the fixed royalty payments under the Agreement. For the three and six-month periods ended September 30, 1998, the Company received $3.7 and $11.4 million, respectively, in royalty payments from the Distributor.

     Contemporaneous with the execution and delivery of the Agreement, the Company and the Distributor entered into a Transition Agreement. The Transition Agreement is designed to enable the Distributor to operate with a minimum of disruption during the transition period and provides for the transfer of certain assets of the Company, including equipment, furniture and other agreed-upon items in connection with the operation of the ICAD business. The Transition Agreement also provides for the continuing provision of services by the Company to the Distributor on a short-term basis, including shared use of the Company's office facilities, networking and computing resources currently utilized by the ICAD business and corporate services, in return for payment of the appropriate allocated costs incurred. The Company will account for all payments received from the Distributor for shared occupancy of facilities and use of computing resources and corporate services as a reduction in the Company's expenses associated therewith.

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

PART II. OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a) On August 10, 1998, the Annual Meeting of the Shareholders of the Company was held at the Renaissance Bedford Hotel, 44 Middlesex Turnpike, Bedford, Massachusetts.


b) The Board of Directors is divided into three classes serving staggered terms in accordance with the Company's Restated Certificate of Incorporation. Lawrence W. Rosenfeld and Alberto de Bendedictis were reelected as directors at the Annual Meeting to serve a three-year term ending in 2001. The term of office of each A. William Berkman, Jr., William
     E. Kelly, Vincenzo Cannatelli and Stephen J. Cucchiaro continued after the Annual Meeting.

c) At the Annual Meeting, the Shareholders also voted (1) to approve an amendment to authorize an additional 300,000 shares of common stock for issuance under the Company's 1993 Stock Plan, and (2) to ratify the selection of PricewaterhouseCoopers L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1999.

     The following votes were tabulated on the aforementioned proposals:

     1.   Election of Directors.
                                               Number of Shares
                                            For          Withheld Authority

           Lawrence W. Rosenfeld          4,672,171            225,263
           Alberto de Bendedictis         4,697,334            200,100

     2. Approval of an amendment to increase by 300,000 the number of shares of common stock authorized for issuance under the Company's 1993 Stock Plan.
                                               Number of Shares

                     For                            4,533,702
                     Against                          351,682
                     Abstain                           12,050
                     Broker non-votes                       0

     3. Ratification of the selection of PricewaterhouseCoopers L.L.P. as the Company's independent accountants for the fiscal year ending March 31, 1999.

                                               Number of Shares

                     For                            4,873,779
                     Against                           16,905
                     Abstain                            6,750

(d)    Not applicable.

ITEM 5 - OTHER INFORMATION

     On August 17, 1998, the Board of Directors, pursuant to the authority granted in the certificate of incorporation and the by-laws, increased the number of directors costituting the Board of Directors, from 6 to 7. The Board of Directors also elected David Greenhouse to fill the vacancy created by the increase in the number of authorized directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

          +3.01  Restated Certificate of Incorporation of the Registrant, as
                 amended to date.
         ++3.02  Restated By-Laws of the Registrant.
         ++4.01 Specimen Stock Certificate for Common Stock, $.00001 par value. +++4.02 Rights Agreement dated as of April 24, 1997, between the
                 Registrant and The First  National Bank of Boston,  as Rights
                 Agent.
        +++4.03  Form of  Certificate  of  Designations  of the Voting Powers,
                 Preferences and Relative,  Participating,  Optional and Other
                 Special Rights,  Qualifications,  Limitations or Restrictions
                 of Series A Participating  Cumulative  Preferred Stock of the
                 Registrant.
        +++4.04  Form of Right Certificate.
         ++4.05  1987 Stock Plan.
         ++4.06  1993 Stock Plan (as amended through August 10, 1998).
         ++4.07  1994 Non-Employee Directors Stock Option Plan.
         ++4.08  1995 Employee Stock Purchase Plan.
        ++++27   Financial Data Schedule.

--------------------------------------------------------------------------------

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

                              CONCENTRA CORPORATION

Date: November 2, 1998

                                    By:  /s/  Alex Braverman
                                    Alex Braverman
                                    Vice President,
                                    Chief Financial Officer and Treasurer
                                    (Principal Financial and Accounting Officer)